Form 10-Q
period 2021-06-30
Oblong, Inc.
filed 2021-08-11
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 10, 2021 was 30,616,048.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$13,033	$5,058
Current portion of restricted cash	61	158
Accounts receivable, net	953	3,166
Inventory	2,125	920
Prepaid expenses and other current assets	1,393	691
Total current assets	17,565	9,993
Property and equipment, net	307	573
Goodwill	7,367	7,367
Intangibles, net	8,946	10,140
Operating lease - right of use asset, net	653	903
Other assets	99	167
Total assets	$34,937	$29,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,014
Accounts payable	518	313
Accrued expenses and other current liabilities	1,420	1,201
Current portion of deferred revenue	894	1,217
Current portion of operating lease liabilities	734	830
Total current liabilities	3,566	5,575
Long-term liabilities:
Long-term debt, net of current portion	2,417	403
Operating lease liabilities, net of current portion	249	602
Deferred revenue, net of current portion	400	506
Total long-term liabilities	3,066	1,511
Total liabilities	6,632	7,086
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, zero and 45 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock Series D, convertible; $.0001 par value; $28.50 stated value; 1,750,000 shares authorized, zero and 1,697,958 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock Series E, convertible; $.0001 par value; $28.50 stated value; 175,000 shares authorized, zero and 131,579 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
See accompanying notes to condensed consolidated financial statements.

Common stock, $.0001 par value; 150,000,000 shares authorized; 30,729,331 shares issued and 30,616,048 outstanding at June 30, 2021 and 7,861,912 shares issued and 7,748,629 outstanding at December 31, 2020	3	1
Treasury stock, 113,283 shares of common stock at June 30, 2021 and December 31, 2020	(181)	(181)
Additional paid-in capital	227,017	215,092
Accumulated deficit	(198,534)	(192,855)
Total stockholder's equity	28,305	22,057
Total liabilities and stockholders’ equity	$34,937	$29,143
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$2,049	$2,816	$3,967	$8,144
Cost of revenue (exclusive of depreciation and amortization)	1,249	1,683	2,539	4,072
Gross profit	800	1,133	1,428	4,072

Operating expenses:
Research and development	599	988	1,291	2,315
Sales and marketing	572	834	1,099	2,040
General and administrative	1,383	1,815	3,450	3,842
Impairment charges	17	—	48	550
Depreciation and amortization	707	796	1,429	1,612
Total operating expenses	3,278	4,433	7,317	10,359
Loss from operations	(2,478)	(3,300)	(5,889)	(6,287)
Interest and other expense, net	9	76	14	220
Other income	(227)	—	(227)	—
Foreign exchange loss (gain)	(14)	9	3	7
Interest and other (income) expense, net	(232)	85	(210)	227
Loss before income taxes	(2,246)	(3,385)	(5,679)	(6,514)
Income tax expense	—	—	—	—
Net loss	(2,246)	(3,385)	(5,679)	(6,514)
Preferred stock dividends	—	4	1	8
Undeclared dividends	—	—	366	—
Induced conversion of Series A-2 Preferred Stock	—	—	300	—
Net loss attributable to common stockholders	$(2,246)	$(3,389)	$(6,346)	$(6,522)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.08)	$(0.65)	$(0.29)	$(1.25)

Weighted-average number of shares of common stock:
Basic and diluted	26,644	5,240	22,250	5,222

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2021
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020	45	$—	1,697,958	$—	131,579	$—	7,861,912	$1	113,283	$(181)	$215,092	$(192,855)	$22,057
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,433)	(3,433)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	33	—	33
Conversion of Series A-2 Preferred Stock, including dividend accrual	(45)	—	—	—	—	—	84,292	—	—	—	—	—	—
Conversion of Series D and E Preferred Stock	—	—	(1,697,022)	—	(131,579)	—	18,762,119	2	—	—	(2)	—	—
Issuance of stock for services	—	—	—	—	—	—	21,008	—	—	—	274	—	274
Forfeitures of restricted stock	—	—	(81)	—	—	—	—	—	—	—	—	—	—
Series D Preferred shares to pay withholding taxes	—	—	(855)	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	—	—	—	—	—	—	26,729,331	3	113,283	(181)	215,397	(196,288)	18,931
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,246)	(2,246)
Issuance of stock from financing, net of issuance costs	—	—	—	—	—	—	4,000,000	—	—	—	11,504	—	11,504
Issuance of stock for services	—	—	—	—	—	—	—	—	—	—	116	—	116
Balance at June 30, 2021	—	$—	—	$—	—	$—	30,729,331	$3	113,283	$(181)	$227,017	$(198,534)	$28,305
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2020
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	32	$—	475	$—	1,734,901	$—	131,579	$—	5,266,828	$1	105,285	$(165)	$207,383	$(185,434)	$21,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,129)	(3,129)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	32	—	32
Forfeitures of restricted stock	—	—	—	—	(14,441)	—	—	—	—	—	—	—	—	—	—
Preferred stock conversion	—	—	(150)	—	—	—	—	—	50,000	—	—	—	—	—	—
Issuance of preferred stock for accrued dividends	13	—	—	—	—	—	—	—	—	—	—	—	98	—	98
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	(7)
Balance at March 31, 2020	45	—	325	—	1,720,460	—	131,579	—	5,316,828	1	105,285	(172)	207,509	(188,563)	18,775
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,385)	(3,385)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	29	—	29
Forfeitures of restricted stock	—	—	—	—	(17,364)	—	—	—	—	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	23,334	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Issuance of preferred stock for accrued dividends	—	—	—	—	—	—	—	—	—	—	—	—	1		1
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	7,998	(9)	—	—	(9)
Balance at June 30, 2020	45	$—	325	$—	1,703,096	$—	131,579	$—	5,340,162	$1	113,283	$(181)	$207,535	$(191,948)	$15,407

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,679)	$(6,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,429	1,612
Bad debt expense	449	34
Amortization of debt discount	—	45
Amortization of right of use asset	250	595
Loss on disposal of equipment	—	15
Stock-based compensation	33	61
Common stock issued for services	390	—
Loss on foreign currency remeasurement	3	(12)
Gain on extinguishment of liability	(227)	—
Impairment charges - property and equipment	48	9
Impairment charges - goodwill	—	541
Changes in operating assets and liabilities:
Accounts receivable	1,764	1,149
Inventory	(1,205)	473
Prepaid expenses and other current assets	(702)	47
Other assets	7	(28)
Accounts payable	205	(3)
Accrued expenses and other current liabilities	408	(493)
Deferred revenue	(429)	238
Lease liabilities	(414)	(626)
Net cash used in operating activities	(3,670)	(2,857)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(5)
Net cash used in investing activities	(17)	(5)
Cash flows from financing activities:
Proceeds from stock issuance, net of issuance costs	11,504	—
Proceeds from PPP Loan	—	2,417
Purchase of treasury stock	—	(16)
Net cash provided by in financing activities	11,504	2,401
Increase (decrease) in cash and restricted cash	7,817	(461)
Cash and restricted cash at beginning of period	5,277	4,602
Cash and restricted cash at end of period	$13,094	$4,141

Supplemental disclosures of cash flow information:

Reconciliation of cash and restricted cash
Cash	$13,033	$4,141
Restricted cash	$61	$—
Total cash and restricted cash	$13,094	$4,141

Cash paid during the period for interest	$2	$96
Non-cash investing and financing activities:
Issuance of preferred stock in exchange for accrued dividends	—	99
Accrued preferred stock dividends	1	8
Inducement to convert Series A-2 Preferred Stock to common	300	—
Common stock issued for conversion of Preferred Stock	3	—
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The December 31, 2020 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2020 and notes thereto included in the Company's fiscal 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “2020 10-K”).

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2020 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2021.

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. During the three and six months ended June 30, 2021, the Company recorded asset impairment charges on property and equipment of $17,000 and $48,000, respectively, for the discontinued use of, or disposal of, property and equipment. These charges are included in “Impairment Charges” on our condensed consolidated statement of operations.

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

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB is issuing this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring after the effective date of the amendments. The Company does not expect this update to have a material effect on its consolidated financial statements.

Note 2 - Liquidity and Going Concern Uncertainty

As of June 30, 2021, we had $13,033,000 of unrestricted cash, obligations of $2,417,000 under the Paycheck Protection Program loan (the “PPP Loan”), and working capital of $13,999,000. In July 2021, the PPP Loan was entirely forgiven. For the six months ended June 30, 2021, we incurred a net loss of $5,679,000 and used $3,670,000 of net cash in operating activities. See further discussion of the PPP Loan in Note 6 - Debt.

On June 30, 2021, the Company closed on a concurrent public offering of 4,000,000 shares of the Company’s Common Stock, warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $4.00 per share (the “Series A Warrants”), and private placement of warrants to purchase 3,000,000 shares of common stock at an exercise price of $4.40 per share (the “Series B Warrants”) for gross proceeds of $12,400,000. Issuance costs for this transaction were $896,000, resulting in net proceeds of $11,504,000.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the Company, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, and the cost involved in protecting intellectual property rights. While our acquisition of Oblong Industries provides additional revenues to the Company, the cost to further develop and commercialize Oblong Industries’ product offerings is expected to exceed its revenues for the foreseeable future. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the Company’s current projection of revenue, expenses, capital expenditures, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

See Note 12 - Commitments and Contingencies to our condensed consolidated financial statements for discussion regarding certain additional factors that could impact the Company’s liquidity in the future.

Note 3 - Goodwill

As of June 30, 2021 and December 31, 2020, goodwill was $7,367,000, comprised of amounts recorded in connection with the October 1, 2019 Acquisition of Oblong Industries.
We test goodwill for impairment on an annual basis on September 30 of each year, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company operates two reporting segments, Oblong (formerly Glowpoint) and Oblong Industries. In March 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim goodwill impairment test for both reporting units. To determine the fair value of each reporting unit, as of March 31, 2020 for the goodwill impairment tests, we used a weighted average of the discounted cash flow method and a market-based method (comparing the Company’s equity and analyzing multiples of revenue for comparable companies). For the Oblong Industries reporting unit, the fair value of the reporting unit exceeded its carrying amount, therefore no impairment charge was recorded. For the Oblong (formerly Glowpoint) reporting unit, we recorded an impairment charge on goodwill of $541,000 for the three months ended March 31, 2020 as the carrying amount of the reporting unit exceeded its fair value on the test date. This charge is recognized as an impairment charge on our condensed consolidated statements of operations. There were no such triggering events during the three and six months ended June 30, 2021, therefore, no impairment charges were recorded.

The activity in goodwill during the six months ended June 30, 2021 and the year ended December 31, 2020 is shown in the following table (in thousands):

Goodwill	Oblong (formerly Glowpoint)	Oblong Industries	Total
Balance December 31, 2019	$541	$7,367	$7,908
Impairment charges	(541)	—	(541)
Balance December 31, 2020	—	7,367	7,367
Balance June 30, 2021	$—	$7,367	$7,367

In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 4 - Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Oblong (formerly Glowpoint)
Affiliate network	$994	$(769)	$225	$994	$(735)	$259

Oblong Industries
Developed technology	$10,060	$(3,528)	$6,532	$10,060	$(2,520)	$7,540
Trade names	2,410	(422)	1,988	2,410	(302)	2,108
Distributor relationships	310	(109)	201	310	(77)	233
Subtotal	12,780	(4,059)	8,721	12,780	(2,899)	9,881
Total	$13,774	$(4,828)	$8,946	$13,774	$(3,634)	$10,140

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three months ended March 31, 2021, we considered the decline in revenue for Oblong Industries to be a triggering event for a recoverability test of intangible assets for this reporting unit. Based on the corresponding recoverability test of Oblong Industries’ intangible assets, we determined no impairment changes were required for the three months ended March 31, 2021. During the three months ended June 30, 2021, we did not identify a triggering event, therefore no impairment charges were required for the three months ended June 30, 2021. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350.

The weighted average economic lives for the components of intangible assets are as follows:

Oblong (formerly Glowpoint)
Affiliate network	12 years

Oblong Industries
Developed technology	5 years
Trade names	10 years
Distributor relationships	5 years

Related amortization expense was $597,000, $1,194,000, $613,000, and $1,224,000 for the three and six months ended June 30, 2021 and 2020, respectively.

Amortization expense for each of the next five succeeding years will be as follows (in thousands):

Remainder of 2021	$1,194
2022	2,385
2023	2,378
2024	1,844
2025	241
Thereafter	904
Total	$8,946

Note 5 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued compensation costs	$592	$411
Accrued professional fees	359	236
Accrued taxes and regulatory fees	172	137
Customer deposits	136	127
Other accrued expenses and liabilities	161	286
Accrued dividends on Series A-2 Preferred Stock	—	4
Accrued expenses and other current liabilities	$1,420	$1,201

Note 6 - Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
PPP Loan Principal	$2,417	$2,417
Less: current maturities	—	2,014
Long-term obligations, net of current maturities	$2,417	$403

Paycheck Protection Program Loan

On April 10, 2020 (the “Origination Date”), the Company received $2,417,000 in aggregate loan proceeds (the “PPP Loan”) from MidFirst Bank (the “Lender”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a Promissory Note (the “Note”), dated April 10, 2020, by and between the Company and the Lender. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest are deferred for the first six months following the Origination Date. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration (the “SBA”).

The PPP provides for forgiveness of up to the full amount borrowed as long as the Company uses the loan proceeds during the 24-week period following disbursement for eligible purposes as described in the CARES Act and related guidance. In May 2021, the Company submitted an application to the Lender for full forgiveness of the PPP Loan and, as of June 30, 2021, the application was under review by the SBA. On July 28, 2021, the Company received notice that the PPP Loan had been forgiven in its entirety.

As of December 31, 2020, the Company accounted for payments that are due within 12 months of the balance sheet date as current liabilities and payments due thereafter as non-current liabilities. As of June 30, 2021, the remaining principal balance on the Note was $2,417,000 and $27,000 of interest has been accrued. As no payments will be made on the PPP Loan, due to the forgiveness notice received on July 28, 2021, we have classified the entire balance as long term as of June 30, 2021. Since the PPP Loan was forgiven in its entirety (including the principal balance and accrued interest), the Company will recognize other income as of the date of forgiveness, during the three months ended September 30, 2021, for the extinguishment of the PPP Loan.

Note 7 - Capital Stock

Common Stock

On February 1, 2021, the Company, acting pursuant to authorization from its Board of Directors, determined to voluntarily withdraw the listing of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from the NYSE American Stock Exchange (the “NYSE American”) and transfer such listing to The Nasdaq Capital Market (“Nasdaq”). The Company’s listing and trading of its Common Stock on the NYSE American ended at market close on February 11, 2021, and trading began on Nasdaq at market open on February 12, 2021, and is continuing to trade under the ticker symbol “OBLG”. As of June 30, 2021, we had 150,000,000 shares of our Common Stock authorized, with 30,729,331 and 30,616,048 shares of issued and outstanding, respectively.
During the six months ended June 30, 2021 and 2020, 18,846,411 and 50,000 shares of the Company’s Common stock were issued in relation to preferred stock conversions, respectively.

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

During the three and six months ended June 30, 2021, the Company expensed $116,000 and $390,000, respectfully, as professional service fees included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations.

Issuance Pursuant to Prospectus dated January 15, 2021

On June 30, 2021, the Company closed on a concurrent public offering of 4,000,000 shares of Common Stock, Series A Warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $4.00 per share, and private placement of Series B Warrants to purchase 3,000,000 shares of common stock at an exercise price of $4.40 per share for gross proceeds of $12,400,000. Issuance costs for this transaction were $896,000, resulting in net proceeds of $11,504,000.

Warrants

On October 21, 2020, the Company issued warrants to purchase up to 521,500 shares of Common Stock pursuant to a securities purchase agreement with certain accredited investors. The Warrants have a term of 2 years, are initially exercisable at $4.08 per share and are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Warrants was recorded to additional paid-in capital during the year ended December 31, 2020. As of June 30, 2021, no warrants had been exercised.

On December 6, 2020, the Company issued warrants to purchase up to 625,000 shares of Common Stock pursuant to a securities purchase agreement with certain accredited investors. The Warrants have a term of 2 years, are initially exercisable at $5.49 per share and are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Warrants was recorded to additional paid-in capital during the year ended December 31, 2020. As of June 30, 2021, no warrants had been exercised.

On June 30, 2021, the Company issued Series A Warrants to purchase up to 1,000,000 shares of Common Stock, and Series B Warrants to purchase up to 3,000,000 shares of Common Stock, pursuant to a securities purchase agreement with certain accredited investors. The Series A Warrants have a term of 6 months and are initially exercisable at $4.00 per share. The Series B Warrants have a term of 3 years, commencing six months and one day from the date of issuance, and are initially exercisable at $4.40 per share. All of the warrants are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Series A and B Warrants was recorded to additional paid-in capital during the six months ended June 30, 2021. As of June 30, 2021, no warrants had been exercised.

Warrant activity for the six months ended June 30, 2021 and the year ended December 31, 2020 is presented below.

	Outstanding
	Number of Warrants (in thousands)	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2019	72	0.01
Granted	1,147	4.85
Exercised	(72)	0.01
Warrants outstanding and exercisable, December 31, 2020	1,147	$4.85
Granted	4,000	4.30
Warrants outstanding and exercisable, June 30, 2021	5,147	$4.42

Treasury Shares

The Company maintains Treasury Stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on stock compensation transactions. The following table shows the activity for Treasury Stock during the year ended December 31, 2020 (in thousands). There were no treasury stock transactions during the six months ended June 30, 2021.

	Shares	Value
Treasury Shares as of December 31, 2019	105	$(165)
Purchases to cover stock compensation taxes	8	$(16)
Treasury Shares as of December 31, 2020	113	$(181)
Treasury Shares as of June 30, 2021	113	$(181)

Note 8 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of June 30, 2021, we had 1,941,250 designated shares of preferred stock and no shares of preferred stock issued and outstanding. As of December 31, 2020, we had 1,829,582 shares of preferred stock outstanding.

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

The Series A-2 Preferred Stock was senior to all outstanding classes of the Company’s equity and was entitled to cumulative dividends at a rate of 5.0% per annum. As of December 31, 2020, the Company had recorded $4,000 in accrued dividends on the accompanying condensed consolidated Balance Sheets related to the Series A-2 Preferred Stock outstanding. During the six months ended June 30, 2021, an additional $1,000 dividend was recorded.

On January 28, 2021, the Company entered into an agreement with the holder of the Series A-2 Preferred Stock to convert the stated value of all outstanding shares of the Series A-2 Preferred Stock, 45 shares, into 84,292 shares of the Company’s common stock, at a negotiated conversion price of $4.00 per share, after taking into consideration accrued and unpaid dividends. The incremental cost of inducing the conversion was approximately $300,000 and was treated similar to a preferred dividend, increasing the net loss attributable to common stockholders.

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

Pursuant to the terms of the Series D Certificate of Designations, each share of Series D Preferred Stock was entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series D Preferred Stock (or October 1, 2020). Prior to the first anniversary of the issuance of the Series D Preferred Stock no dividends accrued on such stock. Dividends were cumulative and accrued daily in arrears. The accrued value of the Series D Preferred Stock was increased by the amount of such dividends from October 1, 2020 through the date of conversion as described below.

During the year ended December 31, 2020, 28,618 shares of Restricted Series D Preferred Stock were forfeited and 8,325 shares of Series D Preferred Stock were surrendered to cover the taxes on vesting shares. During the three and six months ended June 30, 2021, 81 shares of Restricted Series D Preferred Stock were forfeited and 855 shares of Series D Preferred Stock were surrendered to cover the taxes on vesting shares.

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

Pursuant to the terms of the Series E Certificate of Designations, each share of Series E Preferred Stock was entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series E Preferred Stock (or October 1, 2019 or December 18, 2019, as applicable). Prior to the first anniversary of the issuance of the Series E Preferred Stock no dividends accrued on such stock. Dividends were cumulative and accrue daily in arrears. The accrued value of the Series E Preferred Stock was increased by the amount of such dividends from October 1, 2020 through the date of conversion as described below.

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

Note 9 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of June 30, 2021, the share pool available for new grants under the 2019 Plan is 2,713,500.

Stock Options

On June 28, 2021, the Company granted 300,000 stock options to certain employees. These options have a term of 10 years, vest equally over 3 years, upon the anniversary of the grant date, and have an exercise price of $3.25 per share. Using the Black-Scholes option pricing model, the options were determined to have a fair value of $745,000 which will be expensed ratably over the vesting term. No stock options were granted during the year ended December 31, 2020. The fair value of each stock option granted was estimated using the following weighted average assumptions:

Six Months Ended June 30, 2021
Risk free interest rate	0.47%
Expected maturity	3 years
Expected volatility	1.36
Expected dividend yields	—
Weighted average grant date market value per share	$3.25

A summary of stock options activity during the six months ended June 30, 2021 and the year ended December 31, 2020 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2019	215,345	$12.27	215,345	$12.27
Expired	(107,845)	4.92	—	—
Options outstanding, December 31, 2020	107,500	$19.64	107,500	$19.64
Granted	300,000	3.25	—	—
Options outstanding, June 30, 2021	407,500	$7.57	107,500	$19.64

Additional information as of June 30, 2021 is as follows:

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $10.00	302,500	9.93	$3.30	2,500	$9.00
$10.01 – $20.00	97,500	1.56	19.32	97,500	19.32
$20.01 – $30.00	2,500	0.94	21.80	2,500	21.80
$30.01 – $40.00	5,000	0.70	30.20	5,000	30.20
	407,500	7.76	$7.57	107,500	$19.64

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was no stock compensation expense related to stock options for the three and six months ended June 30, 2021 and 2020, and $745,000 remaining as unrecognized stock-based compensation expense for options as of June 30, 2021.

Restricted Stock Awards

As of June 30, 2021 and 2020, there were 627 unvested restricted stock awards outstanding, with a weighted average grant date price of $15.80. The awards were issued in 2014 and vest over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years; therefore, there is no stock-based compensation expense for restricted stock awards for the three and six months ended June 30, 2021 or 2020.

Restricted Stock Units

As of June 30, 2021 and 2020, there were no unvested restricted stock units (“RSUs”) outstanding and 28,904 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

There was no stock compensation expense for RSUs for the three and six months ended June 30, 2021, and there was zero and $6,000 stock compensation expense for RSUs for the three and six months ended June 30, 2020, respectively, which was included in general and administrative expense. There was no remaining unrecognized stock-based compensation expense for RSUs at June 30, 2021.

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

Stock-based compensation expense relating to Restricted Series D Preferred Stock is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$—	$14	$17	$28
Sales, general and administrative	$—	$15	$16	$27
	$—	$29	$33	$55

During the six months ended June 30, 2021 81 shares of Restricted Series D Preferred Stock were forfeited. During the three and six months ended June 30, 2020, 17,364 and 31,805 shares of Restricted Series D Preferred Stock were forfeited, respectively. As of June 30, 2021, zero shares of Restricted Series D Preferred Stock remain outstanding and there was no remaining unrecognized stock compensation expense.

Note 10 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at June 30, 2021 and 2020, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three and six months ended June 30, 2021 and 2020, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).
The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(2,246)	$(3,385)	$(5,679)	$(6,514)
Less: preferred stock dividends	—	(4)	(1)	(8)
Less: undeclared dividends	—	—	$(366)	$—
Less: loss on induced conversion of Series A-2 Preferred Stock	—	—	$(300)	$—
Net loss attributable to common stockholders	$(2,246)	$(3,389)	$(6,346)	$(6,522)
Denominator:
Weighted-average number of shares of common stock for diluted net loss per share	26,644	5,240	22,250	5,222
Basic and diluted net loss per share	$(0.08)	$(0.65)	$(0.29)	$(1.25)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	Six Months Ended
	June 30,
	2021	2020
Outstanding stock options	407,500	215,345
Unvested restricted stock awards	627	627
Shares of common stock issuable upon conversion of Series A-2 preferred stock	—	15,545
Shares of common stock issuable upon conversion of Series C preferred stock	—	108,333
Shares of common stock issuable upon conversion of Series D preferred stock	—	17,030,960
Shares of common stock issuable upon conversion of Series E preferred stock	—	1,315,790
Warrants	5,146,500	72,394

Note 11 - Segment Reporting

The Company currently operates in two segments: (1) the Oblong (formerly Glowpoint) business, which includes managed services for video collaboration and network applications; and (2) the Oblong Industries business, which includes products and services for visual collaboration technologies.

Certain information concerning the Company’s segments for the three and six months ended June 30, 2021 and 2020 is presented in the following tables (in thousands):

	Three Months Ended June 30, 2021
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$1,078	$971	$—	$2,049
Cost of revenues	739	510	—	1,249
Gross profit	$339	$461	$—	$800
Gross profit %	31%	47%		39%

Allocated operating expenses	$82	$1,796	$—	$1,878
Unallocated operating expenses	$—	$—	1,400	1,400
Total operating expenses	$82	$1,796	$1,400	$3,278

Income (loss) from operations	$257	$(1,335)	$(1,400)	$(2,478)
Interest and other expense (income), net	9	(241)	—	(232)
Net income (loss) before tax	$248	$(1,094)	$(1,400)	$(2,246)
Income tax	$—	$—	$—	$—
Net income (loss)	$248	$(1,094)	$(1,400)	$(2,246)

	Six Months Ended June 30, 2021
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$2,273	$1,694	$—	$3,967
Cost of revenues	1,572	967	—	2,539
Gross profit	$701	$727	$—	$1,428
Gross profit %	31%	43%		36%

Allocated operating expenses	$193	$3,626	$—	$3,819
Unallocated operating expenses			3,498	3,498
Total operating expenses	$193	$3,626	$3,498	$7,317

Income (loss) from operations	$508	$(2,899)	$(3,498)	$(5,889)
Interest and other expense (income), net	14	(224)	—	(210)
Net income (loss) before tax	$494	$(2,675)	$(3,498)	$(5,679)
Income tax	$—	$—	$—	$—
Net income (loss)	$494	$(2,675)	$(3,498)	$(5,679)

	Three Months Ended June 30, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$1,373	$1,443	$—	$2,816
Cost of revenues	898	785	—	1,683
Gross profit	$475	$658	$—	$1,133
Gross profit %	35%	46%		40%

Allocated operating expenses	$1,063	$2,574	$—	$3,637
Unallocated operating expenses	—	—	796	796
Total operating expenses	$1,063	$2,574	$796	$4,433

Loss from operations	$(588)	$(1,916)	$(796)	$(3,300)
Interest and other expense, net	7	78	—	85
Net loss before taxes	$(595)	$(1,994)	$(796)	$(3,385)
Income tax	$—	$—	$—	$—
Net loss	$(595)	$(1,994)	$(796)	$(3,385)

	Six Months Ended June 30, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$3,417	$4,727	$—	$8,144
Cost of revenues	2,055	2,017	—	4,072
Gross profit	$1,362	$2,710	$—	$4,072
Gross profit %	40%	57%		50%

Allocated operating expenses	$2,212	$5,985	$—	$8,197
Unallocated operating expenses	—	—	2,162	2,162
Total operating expenses	$2,212	$5,985	$2,162	$10,359

Loss from operations	$(850)	$(3,275)	$(2,162)	$(6,287)
Interest and other expense, net	7	220	—	227
Net loss before tax	$(857)	$(3,495)	$(2,162)	$(6,514)
Income tax	—	—	—	—
Net loss	(857)	(3,495)	$(2,162)	$(6,514)

Unallocated operating expenses include costs for the three and six months ended June 30, 2021 and 2020 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

For the three and six months ended June 30, 2021 and 2020, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$1,227	$1,854	$2,242	$5,456
Foreign	822	962	1,725	2,688
	$2,049	$2,816	$3,967	$8,144

Disaggregated information for the Company’s revenue has been recognized in the accompanying condensed consolidated statements of operations and is presented below according to contract type (in thousands):

	Three Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$230	11%	$428	15%
Network services	830	41%	891	32%
Professional and other services	18	1%	54	2%
Total Oblong revenue	$1,078	53%	$1,373	49%

Revenue: Oblong Industries
Visual collaboration product offerings	$942	46%	923	33%
Professional services	—	—%	228	8%
Licensing	29	1%	292	10%
Total Oblong Industries revenue	$971	47%	1,443	51%
Total revenue	$2,049	100%	$2,816	100%

	Six Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$521	13%	$1,473	18%
Network services	1,711	43%	1,816	22%
Professional and other services	41	1%	128	2%
Total Oblong revenue	$2,273	57%	$3,417	42%

Revenue: Oblong Industries
Visual collaboration product offerings	$1,635	41%	3,245	40%
Professional services	—	—%	898	11%
Licensing	59	1%	584	7%
Total Oblong Industries revenue	$1,694	42.71%	4,727	58%
Total revenue	$3,967	100%	$8,144	100%
The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.
Concentration of revenues was as follows:

		Three Months Ended June 30,
		2021	2020
	Segment	% of Revenue	% of Revenue
Customer A	Oblong (formerly Glowpoint)	32%	23%
Customer B	Oblong Industries	—%	20%

		Six Months Ended June 30,
		2021	2020
	Segment	% of Revenue	% of Revenue
Customer A	Oblong (formerly Glowpoint)	34%	15%
Customer B	Oblong Industries	—%	21%

Concentration of accounts receivable was as follows:

		As of June 30,
		2021	2020
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Oblong (formerly Glowpoint)	22%	32%
Customer B	Oblong (formerly Glowpoint)	13%	10%
Customer C	Oblong Industries	—%	12%

Note 12 - Commitments and Contingencies

Operating Leases

We currently lease three facilities in Los Angeles, California, one facility in Boston, Massachusetts, and one facility in Dallas, Texas, all providing office space. We also lease space in City of Industry, California, providing warehouse space. These leases expire between 2022 and 2023. During 2020, we exited leases in Herndon, Virginia; Atlanta, Georgia; Houston, Texas; London, England, and a warehouse space in Los Angeles, California. In February 2021, we exited an office space lease in Los Altos, California, when the Company elected to not renew the lease. In June 2021, we entered into a settlement agreement with the landlord of our Munich, Germany office space, to exit the lease early in exchange for €125,000. At the time of the settlement, the remaining liability was €316,000, resulting in a gain of €191,000 ($227,000), which is recorded as other income on the condensed consolidated statement of operations. We currently occupy two of the facilities in Los Angeles and the warehouse space in City of Industry; we have subleases in place for the third Los Angeles property, the Dallas property, and the Boston property. Lease expenses, net of common charges and sublet proceeds, for the three and six months ended June 30, 2021 and 2020 were $92,000, $167,000, $301,000, and $647,000, respectively.

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

The following provides balance sheet information related to leases as of June 30, 2021 (in thousands):

June 30, 2021
Assets
Operating lease, right-of-use asset, net	$653

Liabilities
Current portion of operating lease liabilities	$734
Operating lease liabilities, net of current portion	249
Total operating lease liabilities	$983

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments

Remainder of 2021	$442
2022	508
2023	116
Total lease payments	$1,066
Effect of discounting	(83)
Total lease liability	$983

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13 2020, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Some economists are predicting the United States may soon enter a recession. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run. The COVID-19 pandemic has materially affected our revenue and results of operations for the three and six months ended June 30, 2021, as we experienced delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the ongoing COVID-19 pandemic. The extent to which the coronavirus impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted. Uncertainties resulting from COVID-19 may result in additional customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our revenues and financial results and our ability to generate positive cash flows.

NOTE 13 - Subsequent Events

On July 28, 2021, the Company received notice from the Lender of our PPP Loan (discussed in Note 6 - Debt), that the PPP Loan had been forgiven in its entirety on July 26, 2021. In accordance with ASC 470, since the PPP Loan was forgiven, the Company will recognize other income as of the date of forgiveness, during the three months ended September 30, 2021, for the extinguishment of the debt and accrued interest.

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

Oblong’s (formerly Glowpoint) business has experienced revenue declines in recent years which we expect to continue. We currently expect to continue operating the Oblong (formerly Glowpoint) business as part of our Company, however, we plan to seek opportunities in the future to divest some or all of Oblong’s (formerly Glowpoint) business.

Oblong’s Results of Operations

Three Months Ended June 30, 2021 (the “2021 Second Quarter”) compared to the Three Months Ended June 30, 2020 (the “2020 Second Quarter”)

Segment Reporting

The Company currently operates in two segments: 1) the Oblong (formerly Glowpoint) business, which mainly consists of managed services for video collaboration and network applications and 2) the Oblong Industries business, which consists of products and services for visual collaboration technologies. Certain information concerning the Company’s segments for the three months ended June 30, 2021 and 2020 is presented in the following table (in thousands):

	Three Months Ended June 30, 2021
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$1,078	$971	$—	$2,049
Cost of revenues	739	510	—	1,249
Gross profit	$339	$461	$—	$800
Gross profit %	31%	47%		39%

Allocated operating expenses	$82	$1,796	$—	$1,878
Unallocated operating expenses	$—	$—	1,400	1,400
Total operating expenses	$82	$1,796	$1,400	$3,278

Income (loss) from operations	$257	$(1,335)	$(1,400)	$(2,478)
Interest and other expense (income), net	9	(241)	$—	(232)
Net income (loss) before tax	$248	$(1,094)	$(1,400)	$(2,246)
Income tax	$—	$—	$—	$—
Net income (loss)	$248	$(1,094)	$(1,400)	$(2,246)

	Three Months Ended June 30, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$1,373	$1,443	$—	$2,816
Cost of revenues	898	785	—	1,683
Gross profit	$475	$658	$—	$1,133
Gross profit %	35%	46%		40%

Allocated operating expenses	$1,063	$2,574	$—	$3,637
Unallocated operating expenses	$—	$—	796	796
Total operating expenses	$1,063	$2,574	$796	$4,433

Loss from operations	$(588)	$(1,916)	$(796)	$(3,300)
Interest and other expense, net	7	78	$—	85
Net loss before taxes	$(595)	$(1,994)	$(796)	$(3,385)
Income tax	$—	$—	$—	$—
Net loss	$(595)	$(1,994)	$(796)	$(3,385)

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased $767,000 (or 27%) to $2,049,000 in the 2021 Second Quarter from $2,816,000 in the 2020 Second Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$230	11%	$428	15%
Network services	830	41%	891	32%
Professional and other services	18	1%	54	2%
Total Oblong revenue	$1,078	53%	$1,373	49%

Revenue: Oblong Industries
Visual collaboration product offerings	$942	46%	$923	33%
Professional services	—	—%	$228	8%
Licensing	29	1%	$292	10%
Total Oblong Industries revenue	$971	47%	$1,443	51%
Total revenue	$2,049	100%	$2,816	100%

Oblong (formerly Glowpoint)

•Revenue for managed services for video collaboration services decreased $198,000 (or 46%) to $230,000 in the 2021 Second Quarter from $428,000 in the 2020 Second Quarter. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•Revenue for network services decreased $61,000 (or 7%) to $830,000 in the 2021 Second Quarter from $891,000 in the 2020 Second Quarter. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•Revenue for professional and other services decreased $36,000 (or 67%) to $18,000 in the 2021 Second Quarter from $54,000 in the 2020 Second Quarter. This decrease is mainly attributable to lower resale of video equipment.

Oblong Industries
•Revenue for visual collaboration product offerings increased $19,000 or (2%) to $942,000 in the 2021 Second Quarter from $923,000 in the 2020 Second Quarter.

•Revenue for professional services decreased 100.0% in the 2021 Second Quarter from $228,000 in the 2020 Second Quarter. A former customer terminated our professional services effective April 30, 2020 due to COVID-19. Our professional services revenue for the 2020 Second Quarter was primarily attributable to this customer. We do not expect to generate revenue from professional services in 2021 and in the future.

•Revenue for licensing decreased $263,000 (or 90.1%) to $29,000 in the 2021 Second Quarter from $292,000 in the 2020 Second Quarter. A former customer terminated the licensing of our technology effective December 31, 2020. Our licensing revenue for the 2020 Second Quarter was primarily attributable to this customer.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended June 30,
	2021	2020
Cost of Revenue
Oblong (formerly Glowpoint)	$739	$898
Oblong Industries	510	785
Total cost of revenue	$1,249	$1,683

Cost of revenue decreased to $1,249,000 in the 2021 Second Quarter from $1,683,000 in the 2020 Second Quarter. This decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue between the 2021 Second Quarter and the 2020 Second Quarter and the Employee Retention Credit (“ERC”) of $141,000 which reduced labor costs in cost of revenue for the 2021 Second Quarter. The Company recorded the full amount of the ERC for both the first and second quarters of 2021 in the 2021 Second Quarter due to the uncertainty of the ERC that existed during the first quarter of 2021. The Company’s gross profit as a percentage of revenue decreased to 39% in the 2021 Second Quarter as compared to 40% in the 2020 Second Quarter.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $599,000 in the 2021 Second Quarter from $988,000 in the 2020 Second Quarter. This decrease is primarily attributable to a reduction in headcount from 2020 Second Quarter to Second Quarter 2021 and recognition of the ERC of $192,000 which reduced labor costs in research and development for Second Quarter 2021.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $572,000 in the 2021 Second Quarter from $834,000 in the 2020 Second Quarter. This decrease is primarily attributable to a reduction in headcount from Second Quarter 2020 to Second Quarter 2021, a reduction in lease expense as we closed several office locations in 2020 and 2021, and recognition of the ERC of $109,000 which reduced labor costs in sales and marketing for Second Quarter 2021.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses decreased to $1,383,000 in the 2021 Second Quarter from $1,815,000 in the 2020 Second Quarter. This decrease is primarily attributable to a reduction in headcount from Second Quarter 2020 to Second Quarter 2021 and recognition of the ERC of $191,000 which reduced labor costs in general and administrative labor for Second Quarter 2021.
Impairment Charges. In the 2021 Second Quarter we recorded $17,000 of impairment expense related to property and equipment no longer in service. There were no impairment charges in the 2020 Second Quarter.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $707,000 in the 2021 Second Quarter from $796,000 in the 2020 Second Quarter. This decrease is mainly attributable to the disposition and impairment of certain assets in 2020 as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The Company recorded a loss from operations of $2,478,000 in the 2021 Second Quarter as compared to a loss from operations of $3,300,000 in the 2020 Second Quarter. This decrease in our loss from operations from the 2020 Second Quarter to the 2021 Second Quarter is mainly attributable to lower operating expenses as addressed above, partially offset by lower gross profit.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Segment Reporting

The Company currently operates in two segments: 1) the Oblong (formerly Glowpoint) business, which mainly consists of managed services for video collaboration and network applications and 2) the Oblong Industries business, which consists of products and services for visual collaboration technologies. Certain information concerning the Company’s segments for the six months ended June 30, 2021 and 2020 is presented in the following table (in thousands):

	Six Months Ended June 30, 2021
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$2,273	$1,694	$—	$3,967
Cost of revenues	1,572	967	—	2,539
Gross profit	$701	$727	$—	$1,428
Gross profit %	31%	43%		36%

Allocated operating expenses	$193	$3,626	$—	$3,819
Unallocated operating expenses			$3,498	$3,498
Total operating expenses	$193	$3,626	$3,498	$7,317

Income (loss) from operations	$508	$(2,899)	$(3,498)	$(5,889)
Interest and other expense (income), net	$14	$(224)	$—	$(210)
Net income (loss) before tax	$494	$(2,675)	$(3,498)	$(5,679)
Income tax	$—	$—	$—	$—
Net income (loss)	$494	$(2,675)	$(3,498)	$(5,679)

	Six Months Ended June 30, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$3,417	$4,727	$—	$8,144
Cost of revenues	2,055	2,017	—	4,072
Gross profit	$1,362	$2,710	$—	$4,072
Gross profit %	40%	57%		50%

Allocated operating expenses	$2,212	$5,985	$—	$8,197
Unallocated operating expenses	—	—	2,162	2,162
Total operating expenses	$2,212	$5,985	$2,162	$10,359

Loss from operations	$(850)	$(3,275)	$(2,162)	$(6,287)
Interest and other expense, net	7	220	—	227
Net loss before tax	$(857)	$(3,495)	$(2,162)	$(6,514)
Income tax	—	—	—	—
Net loss	(857)	(3,495)	$(2,162)	$(6,514)

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased $4,177,000 (or 51%) to $3,967,000 in the Six Months Ended June 30, 2021 from $8,144,000 in the Six Months Ended June 30, 2020. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Six Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$521	13%	$1,473	18%
Network services	1,711	43%	1,816	22%
Professional and other services	41	1%	128	2%
Total Glowpoint revenue	$2,273	57%	$3,417	42%

Revenue: Oblong Industries
Visual collaboration product offerings	$1,635	41%	$3,245	40%
Professional services	—	—%	898	11%
Licensing	59	1%	584	7%
Total Oblong Industries revenue	$1,694	43%	$4,727	58%
Total revenue	$3,967	100%	$8,144	100%

Oblong (formerly Glowpoint)

•Revenue for managed services for video collaboration services decreased $952,000 (or 65%) to $521,000 in the Six Months Ended June 30, 2021 from $1,473,000 in the Six Months Ended June 30, 2020. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•Revenue for network services decreased $105,000 (or 6%) to $1,711,000 in the Six Months Ended June 30, 2021 from $1,816,000 in the Six Months Ended June 30, 2020. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•Revenue for professional and other services decreased $87,000 (or 68%) to $41,000 in the Six Months Ended June 30, 2021 from $128,000 in the Six Months Ended June 30, 2020. This decrease is mainly attributable to lower resale of video equipment.

Oblong Industries
•Revenue for visual collaboration product offerings decreased $1,610,000 or (50%) to $1,635,000 in the Six Months Ended June 30, 2021 from $3,245,000 in the Six Months Ended June 30, 2020. This decrease is primarily attributable to delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic.

•Revenue for professional services decreased 100% in the Six Months Ended June 30, 2021 from $898,000 in the Six Months Ended June 30, 2020. A former customer terminated our professional services effective April 30, 2020 due to COVID-19. Our professional services revenue for the Six Months Ended June 30, 2020 was primarily attributable to this customer. We do not expect to generate revenue from professional services in 2021 and in the future.

•Revenue for licensing decreased $525,000 (or 90%) to $59,000 in the Six Months Ended June 30, 2021 from $584,000 in the Six Months Ended June 30, 2020. A former customer terminated the licensing of our technology effective December 31, 2020. Our licensing revenue for the Six Months Ended June 30, 2020 was primarily attributable to this customer.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Six Months Ended June 30,
	2021	2020
Cost of Revenue
Oblong (formerly Glowpoint)	$1,572	$2,055
Oblong Industries	$967	$2,017
Total cost of revenue	$2,539	$4,072

Cost of revenue decreased to $2,539,000 in the Six Months Ended June 30, 2021 from $4,072,000 in the Six Months Ended June 30, 2020. This decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue between the Six Months Ended June 30, 2021 and the Six Months Ended June 30, 2020 and the ERC of $141,000 attributable to cost of revenue labor for the Six Months Ended June 30, 2021. The Company’s gross profit as a percentage of revenue decreased to 36% in the 2021 period as compared to 50% in the 2020 period, mainly due to decreases in revenue with higher margins.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $1,291,000 in the Six Months Ended June 30, 2021 from $2,315,000 in the Six Months Ended June 30, 2020. This decrease is primarily attributable to a reduction in headcount from the 2020 period to the 2021 period and the ERC of $193,000 attributable to research and development labor for the Six Months Ended June 30, 2021.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $1,099,000 in the Six Months Ended June 30, 2021 from $2,040,000 in the Six Months Ended June 30, 2020. This decrease is primarily attributable to a reduction in headcount from the 2020 period to the 2021 period, a reduction in lease expense as we closed several office locations in 2020, and the ERC of $109,000 attributable to sales and marketing labor for the Six Months Ended June 30, 2021.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses decreased to $3,450,000 in the Six Months Ended June 30, 2021 from $3,842,000 in the Six Months Ended June 30, 2020. This decrease is primarily attributable to a reduction in headcount from the 2020 period to the 2021 period and the ERC of $191,000 attributable to general and administrative labor for the Six Months Ended June 30, 2021.

Impairment Charges. Impairment charges in the Six Months Ended June 30, 2021 were $48,000 as compared to $550,000 in the Six Months Ended June 30, 2020. The impairment charges in the 2021 period are attributable to impairment charges on property and equipment no longer in service, and the impairment in the 2020 period was attributable to impairment charges on the Oblong (formerly Glowpoint) goodwill.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $1,429,000 in the Six Months Ended June 30, 2021 from $1,612,000 in the Six Months Ended June 30, 2020. This decrease is mainly attributable to the disposition and impairment of certain assets in 2020 as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The Company recorded a loss from operations of $5,889,000 in the Six Months Ended June 30, 2021 as compared to a loss from operations of $6,287,000 in the Six Months Ended June 30, 2020. This decrease in our loss from operations from the 2020 period to the 2021 period is mainly attributable to lower operating expenses, as discussed above, partially offset by lower gross profit.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2021. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the footnotes thereto, each included in our 2020 10-K.

Liquidity and Capital Resources

As of June 30, 2021, we had $13,033,000 of cash, obligations of $2,417,000 under the Paycheck Protection Program loan, (the “PPP Loan”) and working capital of $13,999,000. In July 2021, the PPP Loan was entirely forgiven. For the six months ended June 30, 2021, we incurred a net loss of $5,679,000 and used $3,670,000 of net cash in operating activities.

On June 30, 2021, the Company closed on a concurrent public offering of 4,000,000 shares of the Company’s Common Stock, warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $4.00 per share (the “Series A Warrants”), and private placement of warrants to purchase 3,000,000 shares of common stock at an exercise price of $4.40 per share (the “Series B Warrants”) for gross proceeds of $12,400,000. The Common Stock and Series A Warrants were offered and sold pursuant to the prospectus supplement dated June 28, 2021 and accompanying base prospectus dated January 15, 2021, relating to the Company’s existing shelf registration statement on Form S-3 (333-252145) that was declared effective by the Securities and Exchange Commission on January 21, 2021. Both offerings were conducted pursuant to a securities purchase agreement (the “Purchase Agreement”), dated June 28, 2021, between the Company and the purchasers party thereto. The Purchase Agreement includes customary representations, warranties and covenants by the Company and obligates the Company to indemnify each purchaser named therein and certain related parties for certain losses, including those resulting from a breach of any of the representations, warranties, covenants or agreements made by the Company in the Purchase Agreement. Issuance costs for this transaction were $896,000, resulting in net proceeds of $11,504,000.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the Company, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, and the cost involved in protecting intellectual property rights. While our acquisition of Oblong Industries provides additional revenues to the Company, the cost to further develop and commercialize Oblong Industries’ product offerings is expected to exceed its revenues for the foreseeable future. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the Company’s current projection of revenue, expenses, capital expenditures, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth under the heading “Updating Risk Factors” in our Current Report on Form 8-K filed June 28, 2021 (the “Current Report”). The risks described in the Current Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

OBLONG, INC.

August 11, 2021	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

August 11, 2021	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)