Form 10-Q
period 2021-09-30
Oblong, Inc.
filed 2021-11-10
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021.
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 9, 2021 was 30,816,048.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$10,734	$5,058
Restricted cash	61	158
Accounts receivable, net	1,276	3,166
Inventory	1,856	920
Prepaid expenses and other current assets	1,442	691
Total current assets	15,369	9,993
Property and equipment, net	198	573
Goodwill	7,367	7,367
Intangibles, net	8,142	10,140
Operating lease - right of use asset, net	531	903
Other assets	91	167
Total assets	$31,698	$29,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,014
Accounts payable	538	313
Accrued expenses and other current liabilities	990	1,201
Current portion of deferred revenue	956	1,217
Current portion of operating lease liabilities	475	830
Total current liabilities	2,959	5,575
Long-term liabilities:
Long-term debt, net of current portion	—	403
Operating lease liabilities, net of current portion	182	602
Deferred revenue, net of current portion	412	506
Total long-term liabilities	594	1,511
Total liabilities	3,553	7,086
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, zero and 45 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock Series D, convertible; $.0001 par value; $28.50 stated value; 1,750,000 shares authorized, zero and 1,697,958 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock Series E, convertible; $.0001 par value; $28.50 stated value; 175,000 shares authorized, zero and 131,579 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
See accompanying notes to condensed consolidated financial statements.

Common stock, $.0001 par value; 150,000,000 shares authorized; 30,929,331 shares issued and 30,816,048 outstanding at September 30, 2021 and 7,861,912 shares issued and 7,748,629 outstanding at December 31, 2020	3	1
Treasury stock, 113,283 shares of common stock at September 30, 2021 and December 31, 2020	(181)	(181)
Additional paid-in capital	227,519	215,092
Accumulated deficit	(199,196)	(192,855)
Total stockholder's equity	28,145	22,057
Total liabilities and stockholders’ equity	$31,698	$29,143
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$1,799	$3,266	$5,766	$11,410
Cost of revenue (exclusive of depreciation and amortization)	1,228	1,612	3,767	5,684
Gross profit	571	1,654	1,999	5,726

Operating expenses:
Research and development	693	747	1,984	3,062
Sales and marketing	438	668	1,537	2,708
General and administrative	1,628	1,332	5,078	5,173
Impairment charges	254	117	302	667
Depreciation and amortization	669	780	2,098	2,392
Total operating expenses	3,682	3,644	10,999	14,002
Loss from operations	(3,111)	(1,990)	(9,000)	(8,276)
Interest and other expense, net	2	95	16	322
Other income	(3)	—	(227)	—
Gain on extinguishment of debt	(2,448)	—	(2,448)	—
Interest and other (income) expense, net	(2,449)	95	(2,659)	322
Loss before income taxes	(662)	(2,085)	(6,341)	(8,598)
Income tax expense	—	—	—	—
Net loss	(662)	(2,085)	(6,341)	(8,598)
Preferred stock dividends	—	4	1	12
Undeclared dividends	—	—	366	—
Induced conversion of Series A-2 Preferred Stock	—	—	300	—
Net loss attributable to common stockholders	$(662)	$(2,089)	$(7,008)	$(8,610)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.02)	$(0.40)	$(0.28)	$(1.64)

Weighted-average number of shares of common stock:
Basic and diluted	30,739	5,257	25,121	5,237

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2021
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020	45	$—	1,697,958	$—	131,579	$—	7,861,912	$1	113,283	$(181)	$215,092	$(192,855)	$22,057
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,433)	(3,433)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	33	—	33
Conversion of Series A-2 Preferred Stock, including dividend accrual	(45)	—	—	—	—	—	84,292	—	—	—	—	—	—
Conversion of Series D and E Preferred Stock	—	—	(1,697,022)	—	(131,579)	—	18,762,119	2	—	—	(2)	—	—
Issuance of stock for services	—	—	—	—	—	—	21,008	—	—	—	274	—	274
Forfeitures of restricted stock	—	—	(81)	—	—	—	—	—	—	—	—	—	—
Series D Preferred shares to pay withholding taxes	—	—	(855)	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	—	—	—	—	—	—	26,729,331	3	113,283	(181)	215,397	(196,288)	18,931
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,246)	(2,246)
Issuance of stock from financing, net of issuance costs	—	—	—	—	—	—	4,000,000	—	—	—	11,504	—	11,504
Issuance of stock for services	—	—	—	—	—	—	—	—	—	—	116	—	116
Balance at June 30, 2021	—	—	—	—	—	—	30,729,331	3	113,283	(181)	227,017	(198,534)	28,305
Net loss	—	—	—	—	—	—	—	—	—	—	—	(662)	(662)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	502	—	502
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	200,000	—	—	—	—	—	—
Balance at September 30, 2021	—	$—	—	$—	—	$—	30,929,331	$3	113,283	$(181)	$227,519	$(199,196)	$28,145
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2020
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	32	$—	475	$—	1,734,901	$—	131,579	$—	5,266,828	$1	105,285	$(165)	$207,383	$(185,434)	$21,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,129)	(3,129)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	32	—	32
Forfeitures of restricted stock	—	—	—	—	(14,441)	—	—	—	—	—	—	—	—	—	—
Preferred stock conversion	—	—	(150)	—	—	—	—	—	50,000	—	—	—	—	—	—
Issuance of preferred stock for accrued dividends	13	—	—	—	—	—	—	—	—	—	—	—	98	—	98
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	(7)
Balance at March 31, 2020	45	—	325	—	1,720,460	—	131,579	—	5,316,828	1	105,285	(172)	207,509	(188,563)	18,775
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,385)	(3,385)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	29	—	29
Forfeitures of restricted stock	—	—	—	—	(17,364)	—	—	—	—	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	23,334	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Issuance of preferred stock for accrued dividends	—	—	—	—	—	—	—	—	—	—	—	—	1		1
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	7,998	(9)	—	—	(9)
Balance at June 30, 2020	45	—	325	—	1,703,096	—	131,579	—	5,340,162	1	113,283	(181)	207,535	(191,948)	15,407
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,085)	(2,085)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	27	—	27
Preferred stock conversion	—	—	(75)	—	—	—	—	—	25,000	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(1,086)	—	—	—	(9,321)	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Balance at September 30, 2020	45	$—	250	$—	1,702,010	$—	131,579	$—	5,355,841	$1	113,283	$(181)	$207,558	$(194,033)	$13,345

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,341)	$(8,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,098	2,392
Bad debt expense	280	14
Amortization of debt discount	—	53
Amortization of right of use asset	372	834
Stock-based compensation	535	89
Stock-based expense for services	390	—
Gain on extinguishment of lease liability	(227)	—
Gain on extinguishment of debt	(2,448)	—
Impairment charges - property and equipment	98	126
Impairment charges - intangible assets	207	—
Impairment charges - goodwill	—	541
Changes in operating assets and liabilities:
Accounts receivable	1,610	322
Inventory	(936)	689
Prepaid expenses and other current assets	(751)	240
Other assets	15	(32)
Accounts payable	225	15
Accrued expenses and other current liabilities	11	(184)
Deferred revenue	(355)	72
Lease liabilities	(739)	(895)
Other liabilities	—	(3)
Net cash used in operating activities	(5,956)	(4,325)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(8)
Net cash used in investing activities	(30)	(8)
Cash flows from financing activities:
Proceeds from stock issuance, net of issuance costs	11,504	—
Proceeds from PPP Loan	—	2,417
Purchase of treasury stock	—	(16)
Net cash provided by financing activities	11,504	2,401
Increase (decrease) in cash and restricted cash	5,518	(1,932)
Cash and restricted cash at beginning of period	5,277	4,602
Cash and restricted cash at end of period	$10,795	$2,670

Supplemental disclosures of cash flow information:

Reconciliation of cash and restricted cash
Cash	$10,734	$2,670
Restricted cash	$61	$—
Total cash and restricted cash	$10,795	$2,670

Cash paid during the period for interest	$3	$159
Non-cash investing and financing activities:
Issuance of preferred stock in exchange for accrued dividends	$—	$99
Accrued preferred stock dividends	1	12
Inducement to convert Series A-2 Preferred Stock to common	300	—
Common stock issued for conversion of preferred stock	3	—
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, the estimated lives and recoverability of property and equipment, and intangible assets, the inputs used in the valuation of goodwill and intangible assets in connection with our impairment tests, and the inputs used in the fair value of equity-based awards as well as the values ascribed to assets acquired and liabilities assumed in the business combination.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2020 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. During the three and nine months ended September 30, 2021, the Company recorded asset impairment charges on property and equipment of $50,000 and $98,000, respectively, for the discontinued use of, or disposal of, property and equipment. These charges are included in “Impairment Charges” on our condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

In June 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 as amended, “Financial Instruments - Credit Losses (Topic 326).” Topic 326 introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., accounts receivable, loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

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

Note 2 - Liquidity and Going Concern Uncertainty

As of September 30, 2021, we had $10,734,000 of unrestricted cash and working capital of $12,410,000. For the nine months ended September 30, 2021, we incurred a net loss of $6,341,000 and used $5,956,000 of net cash in operating activities.

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

Note 3 - Goodwill

As of September 30, 2021 and December 31, 2020, goodwill was $7,367,000, recorded in connection with the October 1, 2019 acquisition of Oblong Industries. All goodwill as of September 30, 2021 and December 31, 2020 is recorded within the Oblong Industries reporting unit.
We test goodwill for impairment on an annual basis on September 30 of each year, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company operates two reporting segments, Oblong (formerly Glowpoint) and Oblong Industries. To determine the fair value of each reporting unit as of September 30, 2021 for the goodwill impairment test, we used a weighted average of the discounted cash flow method and a market-based method. The fair value of the Oblong Industries reporting unit exceeded its carrying amount, therefore no impairment charge on goodwill was recorded.

In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record impairment charges on goodwill in the future.

Note 4 - Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	As of September 30, 2021				As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Oblong (formerly Glowpoint)
Affiliate network	$994	$(787)	$(207)	$—	$994	$(735)	$259

Oblong Industries
Developed technology	$10,060	$(4,032)	$—	$6,028	$10,060	$(2,520)	$7,540
Trade names	2,410	(482)	$—	1,928	2,410	(302)	2,108
Distributor relationships	310	(124)	$—	186	310	(77)	233
Subtotal	12,780	(4,638)	$—	8,142	12,780	(2,899)	9,881
Total	$13,774	$(5,425)	$(207)	$8,142	$13,774	$(3,634)	$10,140

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets.

Oblong Industries Reportable Segment

During the three months ended September 30, 2021, we considered the decline in revenue for Oblong Industries to be a triggering event for a recoverability test of intangible assets for this reporting unit. Based on the corresponding recoverability tests of Oblong Industries’ intangible assets, we determined no impairment charges were required for the three months ended September 30, 2021.

Oblong (formerly Glowpoint) Reportable Segment

During the three months ended September 30, 2021, Oblong (formerly Glowpoint) stopped offering video meeting suites (“VMS”) services. VMS services were a component of Oblong’s video collaboration services revenue stream and contributed to the cashflows relating to the affiliate network intangible asset. During the three months ended September 30, 2021, we identified the cessation of our VMS services to be a triggering event for a recoverability test of the affiliate network intangible asset. Based on the corresponding recoverability test, we deemed the affiliate network intangible asset to have no remaining value as of September 30, 2021. Therefore, we recorded an impairment charge of $207,000 for the three months ended September 30, 2021.

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

Related amortization expense was $597,000, $1,791,000, $611,000, and $1,835,000 for the three and nine months ended September 30, 2021 and 2020, respectively.

Amortization expense for each of the next five succeeding years will be as follows (in thousands):

Remainder of 2021	$580
2022	2,316
2023	2,309
2024	1,792
2025	241
Thereafter	904
Total	$8,142

Note 5 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued compensation costs	$421	$411
Accrued professional fees	208	236
Accrued taxes and regulatory fees	172	137
Customer deposits	51	127
Other accrued expenses and liabilities	138	286
Accrued dividends on Series A-2 Preferred Stock	—	4
Accrued expenses and other current liabilities	$990	$1,201

Note 6 - Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
PPP Loan Principal	$—	$2,417
Less: current portion of long-term debt	—	2,014
Long-term debt, net of current portion	$—	$403

Paycheck Protection Program Loan

On April 10, 2020 (the “Origination Date”), the Company received $2,417,000 in aggregate loan proceeds (the “PPP Loan”) from MidFirst Bank (the “Lender”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan was evidenced by a Promissory Note (the “Note”), dated April 10, 2020, by and between the Company and the Lender. Subject to the terms of the Note, the PPP Loan bore interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest were deferred for the first six months following the Origination Date. The PPP Loan was unsecured and guaranteed by the U.S. Small Business Administration (the “SBA”).

The PPP provided for forgiveness of up to the full amount borrowed as long as the Company uses the loan proceeds during the 24-week period following disbursement for eligible purposes as described in the CARES Act and related guidance. On July 28, 2021, the Company received notice that the PPP Loan had been forgiven in its entirety.

As of December 31, 2020, the Company accounted for payments that are due within 12 months of the balance sheet date as current liabilities and payments due thereafter as non-current liabilities. As of September 30, 2021, there is no remaining principal balance or accrued interest on the Note due to the forgiveness of the Note received on July 28, 2021. The Company recognized a gain on debt extinguishment of $2,448,000 during the three and nine months ended September 30, 2021, comprised of $2,417,000 of Note principal and $31,000 of accrued interest as of the date of forgiveness.

Note 7 - Capital Stock

Common Stock

On February 1, 2021, the Company, acting pursuant to authorization from its Board of Directors, determined to voluntarily withdraw the listing of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from the NYSE American Stock Exchange (the “NYSE American”) and transfer such listing to The Nasdaq Capital Market (“Nasdaq”). The Company’s listing and trading of its Common Stock on the NYSE American ended at market close on February 11, 2021, and trading began on Nasdaq at market open on February 12, 2021, and is continuing to trade under the ticker symbol “OBLG”. As of September 30, 2021, we had 150,000,000 shares of our Common Stock authorized, with 30,929,331 and 30,816,048 shares issued and outstanding, respectively.
During the nine months ended September 30, 2021 and 2020, 18,846,411 and 75,000 shares of the Company’s Common stock were issued in relation to preferred stock conversions, respectively, and 200,000 and 23,334 shares were issued as stock-based compensation, respectively.

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

During the nine months ended September 30, 2021, the Company recorded stock-based professional services expense of $390,000 relating to the issuance of the shares above, which is included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations.

Issuance Pursuant to Equity Financing

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

Warrants

On October 21, 2020, the Company issued warrants to purchase up to 521,500 shares of Common Stock pursuant to a securities purchase agreement with certain accredited investors. The Warrants have a term of 2 years, are initially exercisable at $4.08 per share and are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Warrants was recorded to additional paid-in capital during the year ended December 31, 2020. As of September 30, 2021, no warrants had been exercised.

On December 6, 2020, the Company issued warrants to purchase up to 625,000 shares of Common Stock pursuant to a securities purchase agreement with certain accredited investors. The Warrants have a term of 2 years, are initially exercisable at $5.49 per share and are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Warrants was recorded to additional paid-in capital during the year ended December 31, 2020. As of September 30, 2021, no warrants had been exercised.

On June 30, 2021, the Company issued Series A Warrants to purchase up to 1,000,000 shares of Common Stock, and Series B Warrants to purchase up to 3,000,000 shares of Common Stock, pursuant to a securities purchase agreement with certain accredited investors. The Series A Warrants have a term of 6 months and are initially exercisable at $4.00 per share. The Series B Warrants have a term of 3 years, commencing six months and one day from the date of issuance, and are initially exercisable at $4.40 per share. All of the warrants are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Series A and B Warrants was recorded to additional paid-in capital during the nine months ended September 30, 2021. As of September 30, 2021, no warrants had been exercised.

Warrant activity for the nine months ended September 30, 2021 and the year ended December 31, 2020 is presented below.

	Outstanding
	Number of Warrants (in thousands)	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2019	72	0.01
Granted	1,147	4.85
Exercised	(72)	0.01
Warrants outstanding and exercisable, December 31, 2020	1,147	$4.85
Granted	4,000	4.30
Warrants outstanding and exercisable, September 30, 2021	5,147	$4.42

Treasury Shares

The Company maintains Treasury Stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on stock compensation transactions. The following table shows the activity for Treasury Stock during the year ended December 31, 2020 (in thousands). There were no treasury stock transactions during the nine months ended September 30, 2021.

	Shares	Value
Treasury Shares as of December 31, 2019	105	$(165)
Purchases to cover stock compensation taxes	8	(16)
Treasury Shares as of December 31, 2020	113	$(181)
Treasury Shares as of September 30, 2021	113	$(181)

Note 8 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2021, we had 1,941,250 designated shares of preferred stock and no shares of preferred stock issued and outstanding. As of December 31, 2020, we had 1,829,582 shares of preferred stock outstanding.

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

The Series A-2 Preferred Stock was senior to all outstanding classes of the Company’s equity and was entitled to cumulative dividends at a rate of 5.0% per annum. As of December 31, 2020, the Company had recorded $4,000 in accrued dividends on the accompanying condensed consolidated Balance Sheets related to the Series A-2 Preferred Stock outstanding. During the nine months ended September 30, 2021, an additional $1,000 dividend was recorded.

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

Note 9 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of September 30, 2021, the share pool available for new grants under the 2019 Plan is 2,513,500.

Stock Options

On June 28, 2021, the Company granted 300,000 stock options to certain employees. These options have a term of 10 years, vest equally over 3 years, 1/3 upon each anniversary of the grant date, and have an exercise price of $3.25 per share. Using the Black-Scholes option pricing model, the options were determined to have a fair value of $745,000 which will be expensed ratably over the vesting term. No stock options were granted during the year ended December 31, 2020. The fair value of each stock option granted was estimated using the following weighted average assumptions:

June 28, 2021
Risk free interest rate	0.47%
Expected maturity	3 years
Expected volatility	136%
Expected dividend yields	—
Weighted average grant date fair value per share	$2.48

A summary of stock options activity during the nine months ended September 30, 2021 and the year ended December 31, 2020 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2019	215,345	$12.27	215,345	$12.27
Expired	(107,845)	4.92	—	—
Options outstanding, December 31, 2020	107,500	$19.64	107,500	$19.64
Granted	300,000	3.25	—	—
Options outstanding, September 30, 2021	407,500	$7.57	107,500	$19.64

Additional information as of September 30, 2021 is as follows:

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $10.00	302,500	9.68	$3.30	2,500	$9.00
$10.01 – $20.00	97,500	1.31	19.32	97,500	19.32
$20.01 – $30.00	2,500	0.68	21.80	2,500	21.80
$30.01 – $40.00	5,000	0.45	30.20	5,000	30.20
	407,500	7.51	$7.57	107,500	$19.64

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was $64,000 and zero stock compensation expense, recorded as a component of Research and Development and General and Administrative expense, related to stock options for the three and nine months ended September 30, 2021 and 2020, respectively, and $681,000 remaining as unrecognized stock-based compensation expense for options as of September 30, 2021, which will be recognized over a weighted average period of 2.75 years.

Restricted Stock Awards

As of September 30, 2021 and 2020, there were 627 unvested restricted stock awards outstanding, with a weighted average grant date price of $15.80. The awards were issued in 2014 and vest over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years; therefore, there is no stock-based compensation expense for restricted stock awards for the three and nine months ended September 30, 2021 or 2020.

Restricted Stock Units

On August 18, 2021, the Company granted 200,000 restricted stock units (“RSUs”) to certain board members. These RSUs vested immediately upon issuance. The price per share of the Company’s common stock was $2.19 on the grant date, resulting in a total fair value of $438,000 which was included in general and administrative expense, as stock-based compensation expense, upon issuance. No RSUs were granted during the year ended December 31, 2020 and $6,000 of stock compensation expense was recorded for existing RSUs for the nine months ended September 30, 2020. There was no remaining unrecognized stock-based compensation expense for RSUs at September 30, 2021.

As of September 30, 2021, there were no unvested restricted stock units (“RSUs”) outstanding and 28,904 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

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

Stock-based compensation expense relating to Restricted Series D Preferred Stock is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$—	$11	$17	$39
Sales, general and administrative	$—	$17	$16	$44
	$—	$28	$33	$83

During the nine months ended September 30, 2021 81 shares of Restricted Series D Preferred Stock were forfeited. During the three and nine months ended September 30, 2020, 1,086 and 32,891 shares of Restricted Series D Preferred Stock were forfeited, respectively. As of September 30, 2021, no shares of Restricted Series D Preferred Stock remain outstanding and there was no remaining unrecognized stock-based compensation expense.

Note 10 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at September 30, 2021 and 2020, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three and nine months ended September 30, 2021 and 2020, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(662)	$(2,085)	$(6,341)	$(8,598)
Less: preferred stock dividends	—	(4)	(1)	(12)
Less: undeclared dividends	—	—	$(366)	$—
Less: loss on induced conversion of Series A-2 Preferred Stock	—	—	$(300)	$—
Net loss attributable to common stockholders	$(662)	$(2,089)	$(7,008)	$(8,610)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	30,739	5,257	25,121	5,237
Basic and diluted net loss per share	$(0.02)	$(0.40)	$(0.28)	$(1.64)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	Nine Months Ended
	September 30,
	2021	2020
Outstanding stock options	407,500	107,500
Unvested restricted stock awards	627	627
Shares of common stock issuable upon conversion of Series A-2 preferred stock	—	15,545
Shares of common stock issuable upon conversion of Series C preferred stock	—	83,333
Shares of common stock issuable upon conversion of Series D preferred stock	—	17,030,960
Shares of common stock issuable upon conversion of Series E preferred stock	—	1,315,790
Warrants	5,146,500	72,394

Note 11 - Segment Reporting

The Company currently operates in two segments: (1) the Oblong (formerly Glowpoint) business, which includes managed services for video collaboration and network applications; and (2) the Oblong Industries business, which includes products and services for visual collaboration technologies.

Certain information concerning the Company’s segments for the three and nine months ended September 30, 2021 and 2020 is presented in the following tables (in thousands):

	Three Months Ended September 30, 2021
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$1,006	$793	$—	$1,799
Cost of revenues	721	507	—	1,228
Gross profit	$285	$286	$—	$571
Gross profit %	28%	36%		32%

Allocated operating expenses	$337	$1,717	$—	$2,054
Unallocated operating expenses	$—	$—	1,628	1,628
Total operating expenses	$337	$1,717	$1,628	$3,682

Loss from operations	$(52)	$(1,431)	$(1,628)	$(3,111)
Interest and other expense (income), net	2	(3)	(2,448)	(2,449)
Net income (loss) before tax	$(54)	$(1,428)	$820	$(662)
Income tax	$—	$—	$—	$—
Net income (loss)	$(54)	$(1,428)	$820	$(662)

	Nine Months Ended September 30, 2021
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$3,279	$2,487	$—	$5,766
Cost of revenues	2,293	1,474	—	3,767
Gross profit	$986	$1,013	$—	$1,999
Gross profit %	30%	41%		35%

Allocated operating expenses	$527	$5,394	$—	$5,921
Unallocated operating expenses			5,078	5,078
Total operating expenses	$527	$5,394	$5,078	$10,999

Income (loss) from operations	$459	$(4,381)	$(5,078)	$(9,000)
Interest and other expense (income), net	16	(227)	(2,448)	(2,659)
Net income (loss) before tax	$443	$(4,154)	$(2,630)	$(6,341)
Income tax	$—	$—	$—	$—
Net income (loss)	$443	$(4,154)	$(2,630)	$(6,341)

	Three Months Ended September 30, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$1,324	$1,942	$—	$3,266
Cost of revenues	893	719	—	1,612
Gross profit	$431	$1,223	$—	$1,654
Gross profit %	33%	63%		51%

Allocated operating expenses	$1,187	$1,477	$—	$2,664
Unallocated operating expenses	—	—	980	980
Total operating expenses	$1,187	$1,477	$980	$3,644

Loss from operations	$(756)	$(254)	$(980)	$(1,990)
Interest and other expense, net	5	90	—	95
Net loss before taxes	$(761)	$(344)	$(980)	$(2,085)
Income tax	$—	$—	$—	$—
Net loss	$(761)	$(344)	$(980)	$(2,085)

	Nine Months Ended September 30, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$4,741	$6,669	$—	$11,410
Cost of revenues	2,948	2,736	—	5,684
Gross profit	$1,793	$3,933	$—	$5,726
Gross profit %	38%	59%		50%

Allocated operating expenses	$3,398	$7,545	$—	$10,943
Unallocated operating expenses	—	—	3,059	3,059
Total operating expenses	$3,398	$7,545	$3,059	$14,002

Loss from operations	$(1,605)	$(3,612)	$(3,059)	$(8,276)
Interest and other expense, net	12	310	—	322
Net loss before tax	$(1,617)	$(3,922)	$(3,059)	$(8,598)
Income tax	—	—	—	—
Net loss	(1,617)	(3,922)	$(3,059)	$(8,598)

Unallocated operating expenses include costs for the three and nine months ended September 30, 2021 and 2020 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

For the three and nine months ended September 30, 2021 and 2020, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic	$1,035	$2,080	$3,277	$7,536
Foreign	764	1,186	2,489	3,874
	$1,799	$3,266	$5,766	$11,410

Disaggregated information for the Company’s revenue has been recognized in the accompanying condensed consolidated statements of operations and is presented below according to contract type (in thousands):

	Three Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$179	10%	$249	8%
Network services	813	45%	1,028	31%
Professional and other services	14	1%	47	1%
Total Oblong (formerly Glowpoint) revenue	$1,006	56%	$1,324	40%

Revenue: Oblong Industries
Visual collaboration product offerings	$771	43%	1,686	52%
Licensing	22	1%	256	8%
Total Oblong Industries revenue	$793	44%	1,942	60%
Total revenue	$1,799	100%	$3,266	100%

	Nine Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$700	12%	$1,722	15%
Network services	2,524	44%	2,844	25%
Professional and other services	55	1%	175	2%
Total Oblong (formerly Glowpoint) revenue	$3,279	57%	$4,741	42%

Revenue: Oblong Industries
Visual collaboration product offerings	$2,406	42%	4,931	43%
Professional services	—	—%	898	8%
Licensing	81	1%	840	7%
Total Oblong Industries revenue	$2,487	43.13%	6,669	58%
Total revenue	$5,766	100%	$11,410	100%
The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Three Months Ended September 30,
		2021	2020
	Segment	% of Revenue	% of Revenue
Customer A	Oblong (formerly Glowpoint)	37%	23%
Customer B	Oblong Industries	—%	20%

		Nine Months Ended September 30,
		2021	2020
	Segment	% of Revenue	% of Revenue
Customer A	Oblong (formerly Glowpoint)	35%	23%
Customer B	Oblong Industries	—%	27%

Concentration of accounts receivable was as follows:

		As of September 30,
		2021	2020
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Oblong (formerly Glowpoint)	17%	20%
Customer B	Oblong (formerly Glowpoint)	—%	15%
Customer C	Oblong Industries	12%	—%
Customer D	Oblong Industries	11%	—%

Note 12 - Commitments and Contingencies

Operating Leases

We currently lease three facilities in Los Angeles, California, one facility in Boston, Massachusetts, and one facility in Dallas, Texas, all providing office space. We also lease space in City of Industry, California, providing warehouse space. These leases expire between 2022 and 2023. During 2020, we exited leases in Herndon, Virginia; Atlanta, Georgia; Houston, Texas; London, England, and a warehouse space in Los Angeles, California. In February 2021, we exited an office space lease in Los Altos, California, when the Company elected to not renew the lease. In June 2021, we entered into a settlement agreement with the landlord of our Munich, Germany office space, to exit the lease early in exchange for €125,000. At the time of the settlement, the remaining liability was €316,000, resulting in a gain of €191,000 ($227,000), which is recorded as other income on the condensed consolidated statement of operations during the nine months ended September 30, 2021. We currently occupy two of the facilities in Los Angeles and the warehouse space in City of Industry; we have subleases in place for the third Los Angeles property, the Dallas property, and the Boston property. Lease expenses, net of common charges and sublet proceeds, for the three and nine months ended September 30, 2021 and 2020 were $85,000, $252,000, $267,000, and $915,000, respectively.

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

The following provides balance sheet information related to leases were as follows (in thousands):

September 30, 2021
Assets
Operating lease, right-of-use asset, net	$531

Liabilities
Current portion of operating lease liabilities	$475
Operating lease liabilities, net of current portion	182
Total operating lease liabilities	$657

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments

Remainder of 2021	$189
2022	379
2023	116
Total lease payments	$684
Effect of discounting	(27)
Total operating lease liabilities	$657

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run. The COVID-19 pandemic has materially affected our revenue and results of operations for the three and nine months ended September 30, 2021. The decreases in our revenue are primarily attributable to the effects of the global pandemic on our channel partners and customers as they evaluate how and when to re-open their commercial real estate footprints. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. In the first nine months of 2021, following a slowdown throughout 2020, we have seen a continuing weakness in revenue as our customers across all sectors delayed order placements in reaction to the ongoing impacts of the COVID-19 pandemic that caused our customers to suspend or postpone real estate retrofit projects due to budget and occupancy uncertainties. We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the COVID-19 pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

NOTE 13 - Related Party

Effective August 16, 2021, Matthew Blumberg was appointed to the Company’s Board of Directors. Mr. Blumberg is the Co-Founder and CEO of Bolster, an on-demand executive talent marketplace that helps accelerate companies’ growth by connecting them with experienced, highly vetted executives for interim, fractional, advisory, project-based or board roles. During the nine months ended September 30, 2021, the Company paid Bolster $31,000 for fractional labor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and prior to March 6, 2020, was named Glowpoint, Inc. (“Glowpoint”). On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006. Pursuant to the merger Agreement Oblong Industries became a wholly owned subsidiary of the Company. On March 6, 2020, Glowpoint changed its name to Oblong, Inc. In this Report, we use the terms “Oblong” or “we” or “us” or the “Company” to refer to (i) Oblong (formerly Glowpoint), for periods prior to the closing of the merger and (ii) the “Company” or Oblong, Inc. (formerly Glowpoint) and Oblong Industries for periods after the closing of the merger. For purposes of segment reporting, we refer to the Oblong (formerly Glowpoint) business as “Glowpoint” herein, and to the Oblong Industries business as “Oblong Industries” herein.

We believe there is a substantial market opportunity for Oblong Industries’ product offerings and services, and we are in the process of transforming our offerings to meet the evolving needs of our customers. As part of the transformation of our business, we are evolving certain aspects of our model by designing and developing software to include subscription-based offerings. Historically, our technology products and services have been developed and consumed in conventional commercial real estate spaces such as conference rooms. We have experienced decreases in our revenue primarily attributable to the effects of the global COVID-19 pandemic on our channel partners and customers as they evaluate how and when to re-open their commercial real estate footprints. As our core collaboration products evolve, we expect to add more contemporary software features along with expanded accessibility beyond commercial spaces through both hybrid and SaaS offerings delivered in the cloud. These initiatives will require significant investment in technology and product development and sales and marketing. We believe additional capital will be required to fund these investments and our operations. If we do not complete the transformation, or if we fail to manage the transformation successfully and in a timely manner, our revenue, business and operating results may be adversely affected.

Oblong’s (formerly Glowpoint) business has experienced revenue declines in recent years which we expect to continue. We currently expect to continue operating the Oblong (formerly Glowpoint) business as part of our Company, however, we plan to seek opportunities in the future to divest some or all of Oblong’s (formerly Glowpoint) business.

Oblong’s Results of Operations

Three Months Ended September 30, 2021 (the “2021 Third Quarter”) compared to the Three Months Ended September 30, 2020 (the “2020 Third Quarter”)

Segment Reporting

The Company currently operates in two segments: 1) the Oblong (formerly Glowpoint) business, which mainly consists of managed services for video collaboration and network applications and 2) the Oblong Industries business, which consists of products and services for visual collaboration technologies. Certain information concerning the Company’s segments for the three months ended September 30, 2021 and 2020 is presented in the following table (in thousands):

	Three Months Ended September 30, 2021
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$1,006	$793	$—	$1,799
Cost of revenues	721	507	—	1,228
Gross profit	$285	$286	$—	$571
Gross profit %	28%	36%		32%

Allocated operating expenses	$337	$1,717	$—	$2,054
Unallocated operating expenses	$—	$—	1,628	1,628
Total operating expenses	$337	$1,717	$1,628	$3,682

Loss from operations	$(52)	$(1,431)	$(1,628)	$(3,111)
Interest and other expense (income), net	2	(3)	$(2,448)	(2,449)
Net income (loss) before tax	$(54)	$(1,428)	$820	$(662)
Income tax	$—	$—	$—	$—
Net income (loss)	$(54)	$(1,428)	$820	$(662)

	Three Months Ended September 30, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$1,324	$1,942	$—	$3,266
Cost of revenues	893	719	—	1,612
Gross profit	$431	$1,223	$—	$1,654
Gross profit %	33%	63%		51%

Allocated operating expenses	$1,187	$1,477	$—	$2,664
Unallocated operating expenses	$—	$—	980	980
Total operating expenses	$1,187	$1,477	$980	$3,644

Loss from operations	$(756)	$(254)	$(980)	$(1,990)
Interest and other expense, net	5	90	$—	95
Net loss before taxes	$(761)	$(344)	$(980)	$(2,085)
Income tax	$—	$—	$—	$—
Net loss	$(761)	$(344)	$(980)	$(2,085)

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased $1,467,000 (or 45%) to $1,799,000 in the 2021 Third Quarter from $3,266,000 in the 2020 Third Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$179	10%	$249	8%
Network services	813	45%	1,028	31%
Professional and other services	14	1%	47	1%
Total Oblong (formerly Glowpoint) revenue	$1,006	56%	$1,324	40%

Revenue: Oblong Industries
Visual collaboration product offerings	$771	43%	$1,686	52%
Licensing	22	1%	$256	8%
Total Oblong Industries revenue	$793	44%	$1,942	60%
Total revenue	$1,799	100%	$3,266	100%

Oblong (formerly Glowpoint)

•Revenue for video collaboration services decreased $70,000 (or 28%) to $179,000 in the 2021 Third Quarter from $249,000 in the 2020 Third Quarter. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•Revenue for network services decreased $215,000 (or 21%) to $813,000 in the 2021 Third Quarter from $1,028,000 in the 2020 Third Quarter. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•Revenue for professional and other services decreased $33,000 (or 70%) to $14,000 in the 2021 Third Quarter from $47,000 in the 2020 Third Quarter. This decrease is mainly attributable to lower resale of video equipment.

Oblong Industries
•Revenue for visual collaboration product offerings decreased $915,000 or (54%) to $771,000 in the 2021 Third Quarter from $1,686,000 in the 2020 Third Quarter. This decrease is primarily attributable to the effects of the global COVID-19 pandemic on our channel partners and customers as they evaluate how and when to re-open their commercial real estate footprints. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. In the first nine months of 2021, following a slowdown throughout 2020, we have seen a continuing weakness in revenue as our customers across all sectors delayed order placements in reaction to the ongoing impacts of the COVID-19 pandemic that caused our customers to suspend or postpone real estate retrofit projects due to budget and occupancy uncertainties.

We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the COVID-19 pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

•Revenue for licensing decreased $234,000 (or 91.4%) to $22,000 in the 2021 Third Quarter from $256,000 in the 2020 Third Quarter. A former customer terminated the licensing of our technology effective December 31, 2020. Our licensing revenue for the 2020 Third Quarter was primarily attributable to this customer.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended September 30,
	2021	2020
Cost of Revenue
Oblong (formerly Glowpoint)	$721	$893
Oblong Industries	507	719
Total cost of revenue	$1,228	$1,612

Cost of revenue decreased to $1,228,000 in the 2021 Third Quarter from $1,612,000 in the 2020 Third Quarter. This decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue between the 2021 Third Quarter and the 2020 Third Quarter and the Employee Retention Credit (“ERC”) of $66,000 which reduced labor costs in cost of revenue for the 2021 Third Quarter.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $693,000 in the 2021 Third Quarter from $747,000 in the 2020 Third Quarter. This decrease is primarily attributable to recognition of the ERC of $98,000 which reduced labor costs in research and development for Third Quarter 2021; partially offset by an increase in stock-based expense of $18,000.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $438,000 in the 2021 Third Quarter from $668,000 in the 2020 Third Quarter. This decrease is primarily attributable to a reduction in headcount from Third Quarter 2020 to Third Quarter 2021, a reduction in lease expense as we closed several office locations in 2020 and 2021, and recognition of the ERC of $52,000 which reduced labor costs in sales and marketing for Third Quarter 2021.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses increased to $1,628,000 in the 2021 Third Quarter from $1,332,000 in the 2020 Third Quarter. This increase is primarily attributable to an increase of $461,000 in stock-based expense from Third Quarter 2020 to Third Quarter 2021, partially offset by a reduction in headcount from Third Quarter 2020 to Third Quarter 2021, and recognition of the ERC of $92,000, which reduced labor costs in general and administrative for Third Quarter 2021.
Impairment Charges. In the 2021 Third Quarter we recorded $254,000 of impairment charges related to property and equipment and intangible assets no longer in service. We recorded $117,000 of impairment charges in the 2020 Third Quarter, related to property and equipment no longer in service.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $669,000 in the 2021 Third Quarter from $780,000 in the 2020 Third Quarter. This decrease is mainly attributable to the disposition and impairment of certain assets in 2020 and 2021 as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The Company recorded a loss from operations of $3,111,000 in the 2021 Third Quarter as compared to a loss from operations of $1,990,000 in the 2020 Third Quarter. This increase in our loss from operations from the 2020 Third Quarter to the 2021 Third Quarter is mainly attributable to lower revenue and gross profit.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Segment Reporting

The Company currently operates in two segments: 1) the Oblong (formerly Glowpoint) business, which mainly consists of managed services for video collaboration and network applications and 2) the Oblong Industries business, which consists of products and services for visual collaboration technologies. Certain information concerning the Company’s segments for the nine months ended September 30, 2021 and 2020 is presented in the following table (in thousands):

	Nine Months Ended September 30, 2021
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$3,279	$2,487	$—	$5,766
Cost of revenues	2,293	1,474	—	3,767
Gross profit	$986	$1,013	$—	$1,999
Gross profit %	30%	41%		35%

Allocated operating expenses	$527	$5,394	$—	$5,921
Unallocated operating expenses			$5,078	$5,078
Total operating expenses	$527	$5,394	$5,078	$10,999

Income (loss) from operations	$459	$(4,381)	$(5,078)	$(9,000)
Interest and other expense (income), net	$16	$(227)	$(2,448)	$(2,659)
Net income (loss) before tax	$443	$(4,154)	$(2,630)	$(6,341)
Income tax	$—	$—	$—	$—
Net income (loss)	$443	$(4,154)	$(2,630)	$(6,341)

	Nine Months Ended September 30, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$4,741	$6,669	$—	$11,410
Cost of revenues	2,948	2,736	—	5,684
Gross profit	$1,793	$3,933	$—	$5,726
Gross profit %	38%	59%		50%

Allocated operating expenses	$3,398	$7,545	$—	$10,943
Unallocated operating expenses	—	—	3,059	3,059
Total operating expenses	$3,398	$7,545	$3,059	$14,002

Loss from operations	$(1,605)	$(3,612)	$(3,059)	$(8,276)
Interest and other expense, net	12	310	—	322
Net loss before tax	$(1,617)	$(3,922)	$(3,059)	$(8,598)
Income tax	—	—	—	—
Net loss	(1,617)	(3,922)	$(3,059)	$(8,598)

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased $5,644,000 (or 49%) to $5,766,000 in the Nine Months Ended September 30, 2021 from $11,410,000 in the Nine Months Ended September 30, 2020. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Nine Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$700	12%	$1,722	15%
Network services	2,524	44%	2,844	25%
Professional and other services	55	1%	175	2%
Total Oblong (formerly Glowpoint) revenue	$3,279	57%	$4,741	42%

Revenue: Oblong Industries
Visual collaboration product offerings	$2,406	42%	$4,931	43%
Professional services	—	—%	898	8%
Licensing	81	1%	840	7%
Total Oblong Industries revenue	$2,487	43%	$6,669	58%
Total revenue	$5,766	100%	$11,410	100%

Oblong (formerly Glowpoint)

•Revenue for video collaboration services decreased $1,022,000 (or 59%) to $700,000 in the Nine Months Ended September 30, 2021 from $1,722,000 in the Nine Months Ended September 30, 2020. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•Revenue for network services decreased $320,000 (or 11%) to $2,524,000 in the Nine Months Ended September 30, 2021 from $2,844,000 in the Nine Months Ended September 30, 2020. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•Revenue for professional and other services decreased $120,000 (or 69%) to $55,000 in the Nine Months Ended September 30, 2021 from $175,000 in the Nine Months Ended September 30, 2020. This decrease is mainly attributable to lower resale of video equipment.

Oblong Industries
•Revenue for visual collaboration product offerings decreased $2,525,000 or (51%) to $2,406,000 in the Nine Months Ended September 30, 2021 from $4,931,000 in the Nine Months Ended September 30, 2020. This decrease is primarily attributable to the effects of the global COVID-19 pandemic on our channel partners and customers as they evaluate how and when to re-open their commercial real estate footprints. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. In the first nine months of 2021, following a slowdown throughout 2020, we have seen a continuing weakness in revenue as our customers across all sectors delayed order placements in reaction to the ongoing impacts of the COVID-19 pandemic that caused our customers to suspend or postpone real estate retrofit projects due to budget and occupancy uncertainties.

•Revenue for professional services decreased 100% in the Nine Months Ended September 30, 2021 from $898,000 in the Nine Months Ended September 30, 2020. A former customer terminated our professional services effective April 30, 2020 due to COVID-19. Our professional services revenue for the Nine Months Ended September 30, 2020 was primarily attributable to this customer. We do not expect to generate revenue from professional services in 2021 and in the future.

•Revenue for licensing decreased $759,000 (or 90%) to $81,000 in the Nine Months Ended September 30, 2021 from $840,000 in the Nine Months Ended September 30, 2020. A former customer terminated the licensing of our technology effective December 31, 2020. Our licensing revenue for the Nine Months Ended September 30, 2020 was primarily attributable to this customer.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cost of Revenue
Oblong (formerly Glowpoint)	$2,293	$2,948
Oblong Industries	$1,474	$2,736
Total cost of revenue	$3,767	$5,684

Cost of revenue decreased to $3,767,000 in the Nine Months Ended September 30, 2021 from $5,684,000 in the Nine Months Ended September 30, 2020. This decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue between the Nine Months Ended September 30, 2021 and the Nine Months Ended September 30, 2020 and the ERC of $192,000 attributable to cost of revenue labor for the Nine Months Ended September 30, 2021.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $1,984,000 in the Nine Months Ended September 30, 2021 from $3,062,000 in the Nine Months Ended September 30, 2020. This decrease is primarily attributable to a reduction in headcount from the 2020 period to the 2021 period and the ERC of $271,000 attributable to research and development labor for the Nine Months Ended September 30, 2021.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $1,537,000 in the Nine Months Ended September 30, 2021 from $2,708,000 in the Nine Months Ended September 30, 2020. This decrease is primarily attributable to a reduction in headcount from the 2020 period to the 2021 period, a reduction in lease expense as we closed several office locations in 2020 and 2021, and the ERC of $150,000 attributable to sales and marketing labor for the Nine Months Ended September 30, 2021.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses decreased to $5,078,000 in the Nine Months Ended September 30, 2021 from $5,173,000 in the Nine Months Ended September 30, 2020. This decrease is primarily attributable to a reduction in headcount from the 2020 period to the 2021 period and the ERC of $261,000 attributable to general and administrative labor for the Nine Months Ended September 30, 2021, partially offset by a total increase of $851,000 in stock-based compensation and professional services expense from the 2020 period to the 2021 period.

Impairment Charges. Impairment charges in the Nine Months Ended September 30, 2021 were $302,000 as compared to $667,000 in the Nine Months Ended September 30, 2020. The impairment charges in the 2021 period are attributable to impairment charges on property, equipment, and intangible assets no longer in service, and the impairment charges in the 2020 period was attributable to property and equipment no longer in service, and Oblong (formerly Glowpoint) goodwill.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $2,098,000 in the Nine Months Ended September 30, 2021 from $2,392,000 in the Nine Months Ended September 30, 2020. This decrease is mainly attributable to the disposition and impairment of certain assets in 2020 and 2021 as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The Company recorded a loss from operations of $9,000,000 in the Nine Months Ended September 30, 2021 as compared to a loss from operations of $8,276,000 in the Nine Months Ended September 30, 2020. This increase in our loss from operations from the 2020 period to the 2021 period is mainly attributable to lower revenue and gross profit, partially offset by lower operating expenses as addressed above.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2021. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the footnotes thereto, each included in our 2020 10-K.

Liquidity and Capital Resources

As of September 30, 2021, we had $10,734,000 of cash and working capital of $12,410,000. For the nine months ended September 30, 2021, we incurred a net loss of $6,341,000 and used $5,956,000 of net cash in operating activities. Cash provided by financing activities during the nine months ended September 30, 2021 was $11,504,000, attributable to a closing on June 30, 2021 of a concurrent public offering of 4,000,000 shares of the Company’s Common Stock, warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $4.00 per share (the “Series A Warrants”), and private placement of warrants to purchase 3,000,000 shares of common stock at an exercise price of $4.40 per share (the “Series B Warrants”) for gross proceeds of $12,400,000. Issuance costs for this transaction were $896,000, resulting in net proceeds of $11,504,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OBLONG, INC.

November 10, 2021	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

November 10, 2021	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)