Form 10-K
period 2021-12-31
Oblong, Inc.
filed 2022-03-29
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $50,293,167.

The number of shares of the Registrant’s common stock outstanding as of March 23, 2022 was 30,816,048.

OBLONG, INC.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed in “Item 1A. Risk Factors” and/or listed below. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, demand for our product offerings, sales cycles, future revenues, expenses, capital expenditures and cash flows; our expectations relating to the timeline to launch our new subscription-based software offerings; our ability to launch new product offerings; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about employee relations; our beliefs about the ongoing performance and success of our Managed Service business; statements relating to market need and evolution of the industry, our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Oblong’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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
•our ability to launch new products and offerings and to sell our solutions;
•our ability to successfully transition to a subscription-based business model and potential future business model changes;
•our ability to compete effectively in the video collaboration services and network services businesses;
•the ongoing performance and success of our Managed Services business;
•our ability to maintain and protect our proprietary rights;
•our ability to withstand industry consolidation;
•our ability to adapt to changes in industry structure and market conditions;
•actions by our competitors, including price reductions for their competitive services;
•the quality and reliability of our products and services;
•the prices for our products and services and changes to our pricing model;
•the success of our sales and marketing approach and efforts, particularly as it relates to subscription based sales;
•customer renewal and retention rates;
•risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;

•increases in material, labor or other manufacturing-related costs;
•changes in our go-to-market cost structure;
•inventory management and our reliance on our supply chain;
•our ability to attract and retain highly skilled personnel;
•our reliance on open-source software and technology;
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

RISK FACTORS SUMMARY

The following is a summary of the principal risk factors that make an investment in our company speculative or risky, all of which are further described below in the section titled “Risk Factors” in Part I, Item 1A of this Report. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks related to our business:

•Our Managed Services business experienced declines in revenue in recent fiscal years and may continue to experience further revenue decline in future periods;
•Our transition to a subscription-based business model for our Mezzanine™ product offerings may result in, a compression to our top line results, and if we fail to successfully manage the transition, our revenue, business, operating results and free cash flow may be adversely affected;
•Revenue growth and increase in the market share of our current product offerings depends on successful adoption of our Mezzanine™ product offerings with our channel partners, which requires sufficient sales, marketing and product development funding;
•We have a history of substantial net operating losses and we may incur future net losses;
•Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on its financial condition, liquidity and its ability to operate as a going concern in the future;
•If we fail to achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will likely experience continued declines in revenue and lower gross margins;
•We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customer’s changing needs, our operating result may suffer;
•Our success depends on our ability to recruit and retain adequate engineering talent;
•Our success is highly dependent on the evolution of our overall market and on general economic conditions;
•Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses, asset impairments and workforce reductions or restructurings;
•The markets in which we compete are intensely competitive, which could adversely affect our achievement of revenue growth;
•Industry consolidation may lead to increased competition and may harm our operating results;
•We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business;
•There is limited market awareness of our services;
•If we do not effectively compose, structure and compensate our sales force to focus on the end customers and activities that will primarily drive our growth strategy, our business will be adversely affected;
•Our ability to sell our solutions is dependent in part on ease of use and the quality of our technical support, and any failure to offer high-quality technical support would harm our business, operating results and financial condition;
•A significant portion of our sales are through distribution channels including both System and audio visual (“AV”) integrators which have been difficult to project and, particularly volatile during the pandemic. Weakness in orders from our distribution channels may harm our operating results and financial condition;
•Inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins;

•Supply chain issues, including financial problems of contract manufacturers or component suppliers, or a shortage of adequate component supply or manufacturing capacity that increase our costs or cause a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins;
•Over the long term we intend to invest in engineering, sales, service and marketing activities, and in key priority and growth areas, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results;
•We have made and may continue to make acquisitions that could disrupt our operations and harm our operating results; and
•A number of our solutions incorporate software provided under open source licenses which may restrict or impose certain obligations on how we use or distribute our solutions or subject us to various risks and challenges, which could result in increased development expenses, delays or disruptions to the release or distribution of those solutions, inability to protect our intellectual property rights and increased competition.

Risks to Owning Our Common Stock

•Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses;
•Penny stock regulations may impose certain restrictions on the marketability of our securities;
•Future operating results may vary from quarter to quarter, and we may fail to meet the expectations of securities analysts and investors at any given time;
•We will need to raise additional capital by issuing securities or debt, which may cause significant dilution to our stockholders and restrict our operations, and
•We could fail to satisfy the standards to maintain our listing on a stock exchange.

PART I
Item 1. Business

Overview

We are a provider of patented multi-stream collaboration products and managed services for video collaboration and network solutions.

    Mezzanine™ Product Offerings

Our flagship product is called Mezzanine™, a family of turn-key products that enable dynamic and immersive visual collaboration across multi-users, multi-screens, multi-devices, and multi-locations. Mezzanine™ allows multiple people to share, control and arrange content simultaneously, from any location, enabling all participants to see the same content in its entirety at the same time in identical formats, resulting in dramatic enhancements to both in-room and virtual videoconference presentations. Applications include video telepresence, laptop and application sharing, whiteboard sharing and slides. Spatial input allows content to be spread across screens, spanning different walls, scalable to an arbitrary number of displays and interaction with our proprietary wand device. Mezzanine™ substantially enhances day-to-day virtual meetings with technology that accelerates decision making, improves communication, and increases productivity. Mezzanine™ scales up to support the most immersive and commanding innovation centers; across to link labs, conference spaces, and situation rooms; and down for the smallest work groups. Mezzanine’s digital collaboration platform can be sold as delivered systems in various configurations for small teams to total immersion experiences. The family includes the 200 Series (two display screen), 300 Series (three screen), and 600 Series (six screen). We also sell maintenance and support contracts related to Mezzanine™.

Today, ideation and content collaboration are gaining growing importance in both physical and virtual meeting environments to support collective brainstorming and expedite decision making. Visualization of ideas can happen more naturally when people expand the collaborative canvas from sharing a single content stream among many participants to empowering an entire team, such as through our Mezzanine™ multi-stream solutions. While historically focused on in-room collaboration, the need for next-generation virtual collaboration solutions is on the rise, attributed to the confluence of several key trends that influence the way individuals collaborate. Key capabilities and features of Mezzanine™ include:

•Share Work With Others. Easily present work by plugging in or sharing wirelessly with the Mezzanine™ app. Share up to 10 connected devices including laptops, in-room PCs, and digital media players. Upload images and slides to present and explore content alongside live video streams.

•Capture Ideas Instantly. Save snapshots of on-screen content to make sure good ideas don’t get lost. Annotate content in the Mezzanine™ app and share thoughts with others. Download meeting materials to reference or share after the meeting.

•Visualize Options and Outcomes. Mezzanine™ content spans multiple displays so the information needed is in sight and on hand. Share more content, see more detail, and improve visual storytelling. Arrange content for side-by-side comparisons and cross-referencing.

•Unite Distributed Teams. Connect teams and get everyone on the same page. Meeting participants share the same visual workspace so they can perform like they are in the same room. Everyone in every location can add content and steer the conversation, increasing opportunity and motivation to participate.

•Connect with Ease. Mezzanine™ works seamlessly with existing video conferencing and collaboration solutions so teams can join meetings with the tools they use every day. Integration with Cisco and Polycom systems simplify connecting rooms with voice, video, and content.

•Orchestrate Content. Place content anywhere in the room from anywhere in the room with Mezzanine™’s award-winning wands. Gestural interaction makes it easy to move and highlight content to focus the attention of the team.

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

Today’s knowledge workers are seeking optimal meeting spaces both in and out of the office that foster creativity, agility, innovation, and engagement. The trend towards ad-hoc and small group meetings has led to the creation of the huddle room concept, where workers can meet in a disruption-free setting. Globally, there are over 90 million meeting spaces, 33 million of which are huddle spaces. However, it is estimated that fewer than 5 percent of these spaces are truly ‘full spectrum’ collaboration enabled. Further, the penetration of stand-alone content sharing applications is significantly less than video penetration in large and huddle-sized meeting rooms. While pre-pandemic momentum suggested end-users were beginning to embrace simple, easy to install, intuitive, and affordable collaboration solutions that integrate with cloud-based collaboration software services, we believe as businesses begin to reopen there will be significant demand for higher forms of engagement that combines robust video conferencing with enhanced content sharing as users adapt to more flexible workplace alternatives. This combination focuses on allaying customer apprehension with regards to how to cost-effectively pursue an expanded collaboration strategy without replacing their existing investments.

We believe there is a substantial market opportunity for our Mezzanine™ product offerings, and we are in the process of transforming our offerings to meet the evolving needs of our customers. Historically, customers have used Mezzanine™ products in conventional commercial real estate spaces such as conference rooms. We are currently designing and developing software offerings for our core collaboration products, with expanded accessibility beyond commercial spaces through both hybrid and software-as-a-service (“SaaS”) solutions delivered in the cloud.

Managed Services for Video Collaboration

We provide a range of managed services for video collaboration, from automated to orchestrated, to simplify the user experience in an effort to drive adoption of video collaboration throughout our customers’ enterprise. We deliver our services through a hybrid service platform or as a service layer on top of our customers’ video infrastructure. We provide our customers with the following services to meet their videoconferencing needs:

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

Managed Services for Network

We provide our customers with network solutions that ensure reliable, high-quality and secure traffic of video, data and internet. Network services are offered to our customers on a subscription basis. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity. We offer our customers the following networking solutions that can be tailored to each customer’s needs:

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

Sales and Marketing

We use a variety of marketing, sales, and support activities to generate and cultivate ongoing customer demand for our product offerings and managed services. We have a team of direct sales representatives and sales engineers. We sell globally through both direct customer sales and channel partners.

Customers

We have a diverse customer base including Fortune 1000 companies, along with small and medium enterprises across a wide range of industries including aerospace, consulting, executive search, broadcast media, legal, insurance, technology, financial services, education, healthcare, real estate, retail, construction, hospitality, and government, among others. We seek to establish and maintain long-term relationships with our customers.

Many factors influence the collaboration requirements of our customers. These include the size of the organization, number and types of technology systems, geographic location, and business applications deployed throughout the customer’s network. Our customer base is not limited to any specific industry, geography, or market segment.

A significant portion of our products and services are sold through our distribution channels, and the remainder is sold through direct sales. Our distribution channels include systems integrators, channel partners, other resellers, and distributors.

Sales to these service providers have been characterized by large and sporadic purchases, in addition to longer sales cycles. Product orders by the service providers decreased during 2021. Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels.

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s total consolidated revenue. For the year ended December 31, 2021, one major customer accounted for approximately 34.7% of the Company’s total consolidated revenue. For the year ended December 31, 2020, two major customers each accounted for approximately 17.0%, respectively, of the Company’s total consolidated revenue.

Competition

The market for communication and collaboration technology services is competitive and rapidly changing. Certain features of our current Mezzanine™ product offerings compete in the communication and collaboration technologies market with products offered by Cisco WebEx, Zoom, LogMeIn, GoToMeeting, along with bundled productivity solutions providers who offer limited content sharing capabilities such as Microsoft Teams, and Google G Suite. In the rapidly evolving “Ideation” market, certain elements of our application compete with Microsoft, Google, InFocus, Bluescape, Mersive, Barco, Nureva and Prysm.

With respect to our managed services for video collaboration, we primarily compete with managed services companies, videoconferencing equipment resellers and telecommunication providers, including BT Conferencing, AT&T, Verizon, LogMeIn, Yorktel, ConvergeOne, Whitlock and AVI-SPL. We also compete with companies that offer hosted videoconference bridging solutions, including Blue Jeans, Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft, and Polycom, are delivering competitive cloud-based videoconferencing and calling services. With the technology advancements over the past few years, including browser-based and mobile video, the options for video collaboration solutions and services are greater than ever before. With respect to our managed services for network, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon and Telus. Our competitors offer services similar to ours both on a bundled and unbundled basis, creating a highly competitive environment with pressure on pricing of such services. Revenue attributable to our managed services described above has declined in recent years primarily due to loss of customers to competition. We expect this trend to continue in the future for our managed services business.

Intellectual Property

The core technology platform for Mezzanine™ is called g-speak. It enables applications to be developed that run across multiple screens and multiple devices. Our customers use the platform to solve big data problems, to collaborate more effectively, and to go from viewing pixels on a single screen to interacting with pixels on every screen. We have invested significant resources in developing intellectual property surrounding this technology, resulting in 69 issued patents (56 in the United States and 13 across Europe, China, Japan, Korea and India) and 8 pending patents (including 7 in the United States). These patents are mainly related to spatial computing, distributed applications and 3D input devices. We expect our issued patents to expire between 2027 and 2038.

Videoconferencing has traditionally presented challenges for the user by presenting a complex maze of systems and networks that must be navigated and closely managed. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors’ video equipment, resulting in communication islands. Our suite of managed services for video collaboration can be accessed and utilized by customers regardless of their technology or network. Customers who purchase a Cisco, Polycom, Avaya, or LifeSize (Logitech) system, or use certain other third-party video communications software such as Microsoft, WebEx or WebRTC, may all take advantage of our services regardless of their choice of network. Our services support all standard video signaling protocols, including SIP, H.323 and Integrated Services Digital Network (“ISDN”) using infrastructure from a variety of manufacturers.

Research and Development

The Company incurred research and development expenses during the years ended December 31, 2021 and 2020 of $2.9 million and $3.7 million, respectively, related to the development of features and enhancements to our Mezzanine™ product offerings.

Employees

As of December 31, 2021, we had 49 total employees including 47 full-time employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and is comprised of a mix of competitive base salary, bonus and equity compensation awards, as well as other employee benefits. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good. We are committed to diversity and inclusion as well as equitable pay within our workforce. In addition, the health and safety of our employees, customers and communities are of primary concern to us. During the COVID-19 pandemic, we have taken significant steps to protect our workforce, including but not limited to, working remotely, and implementing social distancing protocols consistent with guidelines issued by federal, state, and local law.

Corporate History

Oblong, Inc. was formed as a Delaware corporation in May 2000. Prior to March 6, 2020, Oblong, Inc. was named Glowpoint, Inc. (“Glowpoint”). On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006 (“Oblong Industries”), pursuant to the terms of an Agreement and Plan of Merger (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, Oblong Industries became a wholly owned subsidiary of the Company (the “Merger”). On March 6, 2020, Glowpoint changed its name to Oblong, Inc.

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

Risks Related to Our Business

Our Managed Services business experienced declines in revenue in recent fiscal years and may continue to experience further revenue decline in future periods. Our Managed Services business has experienced declines in revenue for the last several years. We believe that these revenue declines are primarily due to net attrition of customers and lower demand for these services given the competitive environment and pressure on pricing that exists in our industry.

Our transition to a subscription-based business model for our Mezzanine™ product offerings may result in a compression to our top line results, and if we fail to successfully manage the transition, our revenue, business, operating results and free cash flow may be adversely affected. We are currently transitioning to a subscription-based business model and may undergo additional business model changes in the future in order to adapt to changing market demands. Our transition to a subscription-based business model entails significant known and unknown risks and uncertainties, and we cannot assure you that we will be able to complete the transition to a subscription-based business model, or manage the transition successfully and in a timely manner. If we do not complete the transition, or if we fail to manage the transition successfully and in a timely manner, our revenue, business and operating results may be adversely affected. Moreover, we may not realize all of the anticipated benefits of the subscription transition, even if we successfully complete the transition. The transition to a subscription-based business model also means that our historical results, especially those achieved before we began the transition, may not be indicative of our future results.

Regardless of how we manage the transition, our total billings and revenue may be adversely impacted by the transition, particularly when compared to historical periods. Revenue associated with certain SaaS subscription purchases will be recognized ratably over the term of the subscription, resulting in less upfront revenue as compared to our historical revenue from previous product offerings (representing a one-time product sale that consisted of hardware and software). If we are unable to increase the volume of our subscription-based sales in any given period to make up for the lower total dollar value of certain subscription-based sales, our total billings and revenue for such period will be negatively impacted. These factors may also make it difficult to increase our revenue in a given period through additional sales in the same period.

In addition, due to the generally shorter terms of subscription-based licenses, maintaining high customer renewal rates and minimizing customer churn will become increasingly important. Our subscription customers will have no obligation to renew their subscriptions for our solutions after the expiration of the subscription term, and may decide not to renew their subscriptions, or to renew only for a portion of our solutions or on pricing terms that are less favorable to us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions at the time of renewal or hardware refresh. We anticipate that our subscription-based model will require us to dedicate additional resources toward educating our existing and potential customers as to the benefits of the subscription model and our solutions generally, and to re-train our seasoned sales employees on selling subscription-based licenses in order to maintain and increase their productivity. As a result, our sales and marketing costs may increase.

In addition, we have adjusted, and may in the future need to further adjust, our go-to-market cost structure, particularly as it relates to how we structure, effect, and compensate our sales teams, including for renewal transactions, to become more efficient as we transition to the subscription-based business model. If our customers do not renew their subscriptions for our solutions, demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total billings and revenue will fluctuate or decline, and our business and financial results will be negatively affected.

Additional risks associated with our transition to a subscription-based business model include, but are not limited to:
•if current or prospective end customers prefer our historical product offerings, adoption of our subscription-based model may not meet our expectations, or may take longer to achieve than anticipated;
•potential confusion of or creation of concerns among current or prospective end customers and channel partners, including concerns regarding changes to our pricing models;
•we may be unsuccessful in implementing or maintaining subscription-based pricing models, or we may select a pricing model that is not optimal and could negatively affect adoption, renewal rates and our business results;
•our end customers may shift purchases to our lower priced subscription offerings, which could negatively affect our overall financial results;
•when purchasing multi-year term-based subscription licenses we may see an increase in the number of customers who choose to pay for only the first year of the applicable term upfront, which would negatively impact our operating and free cash flows, potentially significantly, and as a result we may need to raise additional capital which we may not be able to do on terms favorable or acceptable to us, or at all;
•our relationships with existing channel partners that are accustomed to selling our existing products may be damaged, and we may be required to dedicate additional time and resources to educate our channel partners about our transition, each of which may negatively affect our business and financial results;
•our sales employees may offer increased discounts and, if we are unable to monitor, prevent and manage such discounting behavior successfully and in a timely manner, our business and financial results will be negatively affected;
•if we are unsuccessful in adjusting our go-to-market cost structure, or in doing so in a timely or cost-effective manner, we may incur sales compensation costs at a higher than expected sales compensation costs, particularly if the pace of our subscription transition is faster than anticipated;
•we may face additional and/or different financial reporting obligations, which could increase the costs associated with our financial reporting and investor relations activities;
•investors, industry and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in analysts’ financial estimates or failure to meet investor expectations.

Finally, there are many risks or uncertainties that may remain unknown to us until we have gathered more information as part of the transition. If we fail to anticipate these unknowns, whether due to a lack of information, precedent or otherwise, or if we fail to properly manage expected risks and/or execute on our transition to a subscription-based business model, our business and operating results, and our ability to accurately forecast our future operating results, may be adversely affected.

If we fail to successfully execute on our plan to sell more cloud services, which would be sold on a subscription basis over certain contract periods, our results of operations could be adversely affected. We anticipate selling our products and services as cloud-based offerings—which include offerings hosted on public cloud infrastructure—on a subscription basis over certain contract periods. This shift will require a considerable investment of resources and will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. We have also made, and intend to continue to make, investments in the supporting infrastructure for such cloud-based offerings that we host, and may not recoup the costs of such investments. Such investments of resources may also not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud-based services may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our solutions.

This plan presents a number of risks to us including, but not limited to, the following:

•arrangements entered into on a ratable subscription basis may delay when we can recognize revenue, even when compared to similar term-based subscription sales, and can require up-front costs, which may be significant;
•since revenue is recognized ratably over the term of the customer agreement, any decrease in customer purchases of our ratable subscription-based products and services will not be fully reflected in our operating results until future periods. This will also make it difficult for us to increase our revenue through additional ratable subscription sales in any given period;
•cloud-based ratable subscription arrangements are generally under short-term agreements. Accordingly, our customers generally have no long-term obligation to us and may cancel their subscription at any time, even if our customers are satisfied with our cloud-based subscription products; and
•there is no assurance that the cloud-based solutions we offer on a ratable subscription basis, including new products that we may introduce, will receive broad marketplace acceptance.

If we fail to properly execute on our plan to sell more of our products and services as cloud-based offerings on a ratable subscription basis, our business and operating results may be adversely affected, and the price of our common stock may decline.

Revenue growth and increase in the market share of our current product offerings depends on successful adoption of our Mezzanine™ product offerings with our channel partners, which requires sufficient sales, marketing and product development funding. Our goal is to grow revenue from an increase in adoption of our product offerings. If we cannot successfully gain adoption of our Mezzanine™ product offerings through direct sales or our channel partners, we may not be able to grow revenue and/or increase the market share of our products. We cannot assure you that we will have sufficient funds available to invest in sales and marketing and continued product development in order to achieve revenue growth.

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

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate as a going concern in the future. The consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 have been prepared assuming that the Company will continue as a going concern. We have experienced declines in revenue in recent fiscal years and we have incurred net losses.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to our major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, and the cost involved in protecting intellectual property rights. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on our current projection of revenue, expenses, capital expenditures, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

In addition, we may not be able to successfully manage integration of any new product lines with our existing products. Selling new product lines in new markets will require our management to explore different strategies in order to be successful. We may be unsuccessful in launching a new product line in new markets that requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. If we are unable to effectively and successfully further develop these new product lines, we may not be able to achieve our desired sales targets and our gross margins may be adversely affected.

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

Additionally, our level of product gross margins could decline in future periods due to adverse impacts from other factors including:

•Changes in customer, geographic or product mix, including mix of configurations within each product group;
•Introduction of new products, including products with price-performance advantages, and new business models including the transformation of our business to deliver more software and subscription offerings;
•Our ability to reduce production costs;
•Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;
•Sales discounts;
•Increases in material, labor or other manufacturing-related costs, which could be significant especially during periods of supply constraints such as those impacting the market for memory components;
•Excess inventory, inventory holding charges and obsolescence charges;
•Changes in shipment volume;
•The timing of revenue recognition and revenue deferrals;
•Increased cost (including those caused by tariffs), loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates;
•Lower than expected benefits from value engineering;
•Increased price competition;
•Changes in distribution channels;
•Increased warranty or royalty costs;
•Increased amortization of purchased intangible assets; and
•Our success in executing on our strategy and operating plans.

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

Product quality problems could lead to reduced revenue, gross margins and higher net losses. We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material impact on our revenue, margins and net loss.

We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customer’s changing needs, our operating result may suffer. The markets for our products and services are characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new products and services into existing and emerging markets and to reduce the production costs of existing products. If customers do not purchase and/or renew our offerings, our business could be harmed. The process of developing new technology related to market transitions—such as collaboration, digital transformation, and cloud—is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services before knowing whether our investments will result in products and services the market will accept. In particular, if our modeled evolution from on-premises products to hybrid and, ultimately, SaaS consumption of our flagship Mezzanine™ products does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Similarly, our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other market transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate new product offerings.

We have also been transforming our business to move from selling individual products and services generally consumed in conventional commercial conference rooms to selling products and services integrated into architectures and solutions, and we are seeking to meet the evolving needs of customers which include offering our products and solutions in the manner in which customers wish to consume them. As a part of this transformation, we continue to make changes to how we are organized and how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we are organized and how we build and deliver our technology is incorrect or ineffective, we may not be able to achieve our customer adoption and revenue goals, in connection with which our operating results and financial condition may be negatively affected.

Furthermore, we may not execute successfully on our vision or strategy because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our partners, providing those solutions before we do and loss of market share, revenue and earnings. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. The success of new products and services depends on several factors, including proper new product and service definition, component costs, timely completion and introduction of these products and services, differentiation of new products and services from those of our competitors, and market acceptance of these products and services. There can be no assurance that we will successfully identify new product and services opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services or that products, services and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive.

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

Our success is highly dependent on the evolution of our overall market and on general economic conditions. The market for collaboration technology and services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth depends on broad acceptance and adoption of collaboration technologies and services. In addition, as we continue to develop new solutions designed to address new market demands, such as our Mezzanine™ product offerings, sales of our solutions will in part depend on capturing new spending in these markets, including cloud services. There can be no assurance that this market will grow, that our offerings will be adopted or that businesses will purchase our collaboration technologies and services. If we are unable to react quickly to changes in the market, if the market fails to develop or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to achieve profitability. Additionally, adverse economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses, asset impairments and workforce reductions or restructurings. In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including goodwill and intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers.

The markets in which we compete are intensely competitive, which could adversely affect our achievement of revenue growth. The markets in which we compete are characterized by rapid change, converging technologies and a migration to collaboration solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product areas, and in key priority and growth areas. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. As we continue to expand globally, we may see new competition in different geographic regions.

The collaboration industry is highly competitive and includes large, well-financed participants. Some of our competitors compete across many of our product lines, while others are primarily focused in a specific product area. In addition, many of our competitor organizations have substantially greater financial and other resources, including technical and engineering resources, than we do, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. Our competitors offer services similar both on a bundled and unbundled basis, creating a highly competitive environment with pressure on pricing of such services. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. We believe that as the demand for collaboration technologies continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter this market. Additionally, as we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing and sales positions in those markets.

The principal competitive factors in the markets in which we presently compete and may compete in the future include the ability to sell successful business outcomes; product performance; price; the ability to introduce new products, including providing continuous new customer value and products with price-performance advantages; the ability to reduce production costs; the ability to provide value-added features such as security, reliability and investment protection; conformance to standards; market presence; the ability to provide financing; and disruptive technology shifts and new business models.

Industry consolidation may lead to increased competition and may harm our operating results. There is a continuing trend toward industry consolidation in our markets. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2021, one major customer accounted for 34.7% of the Company’s total consolidated revenue. The composition of our significant customers will vary from period-to-period and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

There is limited market awareness of our services. Our future success will be dependent in significant part on our ability to generate demand for our collaboration technologies and services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offerings to generate increased revenue. We have limited sales and marketing resources. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. If we were to hire new employees in sales and marketing, those employees will require training and take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. In June 2019, Oblong Industries entered into a sales channel partner agreement with Cisco Systems, Inc. As a result, the family of Mezzanine™ product offerings became available globally on the Cisco Global Price List as a part of the Cisco SolutionsPlus Program. This program allows Cisco’s customers and channel partners to purchase Mezzanine™ through Cisco’s Global Price List to streamline the ordering process. There can be no assurance that we will generate significant sales through the Cisco channel program or that our cloud-based products and services will be included in this, or similar, channels. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and, if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

If we do not effectively compose, structure and compensate our sales force to focus on the end customers and activities that will primarily drive our growth strategy, our business will be adversely affected. As indicated above, our growth is dependent in large part on the success of our sales force and in particular our ability to structure our sales force and sales compensation in a way that aligns with our growth strategy. As part of our efforts to appropriately structure and compensate our sales force such that their incentives are properly aligned with our growth strategy, we have made changes to our sales processes, sales segmentation and leadership structures for our sales teams and may need to make additional changes in the future. Such changes may take longer than anticipated to successfully implement, and we may not be able to realize the full benefits thereof, which may have a material adverse impact on our sales productivity as well as our business and operational results generally. In particular, as indicated above, our growth continues to be substantially dependent on our ability to increase our sales to large enterprises, particularly when those sales result in large orders for our solutions. Competition for sales employees who have the knowledge and experience necessary to effectively penetrate major enterprise accounts is fierce, and we may not be successful in hiring such employees, or hiring them on the timelines we anticipate, which will negatively impact our ability to target and penetrate major enterprise accounts. In addition, we anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our sales managers to become fully productive. In addition, as our organization continues to focus on major accounts and large deals, the productivity of our traditional sales teams may be impacted.

As we continue with this transition to a subscription-based business model, we expect to adjust the compensation structure of our sales force, particularly as it relates to how we compensate our sales teams for sales of cloud services. These segmentation projects, business model transitions and compensation structure changes may lead to fluctuations in sales productivity that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement new sales structures in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.

Our ability to sell our solutions is dependent in part on ease of use and the quality of our technical support, and any failure to offer high-quality technical support would harm our business, operating results and financial condition. Once our solutions are deployed, our end customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions, or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain personnel who are not only qualified to support our solutions, but also well versed in some of the primary applications and hypervisors that our end customers run on our solutions. Furthermore, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. In addition, as we continue to expand our product portfolio to include additional solutions our ability to provide high-quality support will become more difficult and will involve more complexity. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation and brand, adversely affect our ability to sell our solutions to existing and prospective end customers, and could harm our business, operating results and financial condition.

We rely on third-party software that may be difficult to replace or may not perform adequately. We integrate third-party licensed software components into our technology infrastructure in order to provide our services. This software may not continue to be available on commercially reasonable terms or pricing or may fail to continue to be updated to remain competitive. The loss of the right to use this third-party software may increase our expenses or impact the provisioning of our services. The failure of this third-party software could materially impact the performance of our services and may cause material harm to our business or results of operations.

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

A significant portion of our sales are through distribution channels including both system integrators and channel partners (collectively the “Service Providers”) which have been difficult to project and, particularly volatile during the pandemic. Weakness in orders from our distribution channels may harm our operating results and financial condition. Sales to the Service Providers have been characterized by large and sporadic purchases, in addition to longer sales cycles. Product orders by the Service Providers decreased during 2021 and at various times in the past we have experienced significant weakness in product orders from Service Providers. Product orders from the Service Providers could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our Service Providers’ customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the Service Providers’ market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and could affect our business and operating results in any future period. Finally, our Service Providers’ customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with Service Providers.

Disruption of or changes in our distribution model could harm our sales and margins. If we fail to manage distribution of our products and services properly, or if our Service Providers’ financial condition or operations weaken, our revenue and gross margins could be adversely affected. A significant portion of our products and services are sold through our distribution channels, and the remainder is sold through direct sales. Our distribution channels include systems integrators, channel partners, other resellers, and distributors. Systems integrators and channel partners typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution, and a number of service providers are also systems integrators. Distributors stock inventory and typically sell to systems integrators, channel partners, and other resellers. We refer to sales through distributors as two-tier system of sales to the end customer. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.

Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. There can be no assurance that changes in the balance of our distribution model in future periods would not have an adverse effect on our gross margins and profitability. Some factors could result in disruption of or changes in our distribution model, which could harm our sales and margins, including the following: competition with some of our Service Providers, including through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products or otherwise compete with them; some of our Service Providers may demand that we absorb a greater share of the risks that their customers may ask them to bear; some of our Service Providers may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions; and revenue from indirect sales could suffer if our distributors’ financial condition or operations weaken. In addition, we depend on our Service Providers globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition.

Inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins. We must manage inventory relating to sales to our distributors effectively, because inventory held by them could affect our results of operations. Our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand. Certain of our distributors generally request business terms that allow them to return a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.

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

Failure to retain and recruit key personnel would harm our ability to meet key objectives. We have attracted a highly skilled management team and specialized workforce. Our future success is dependent in part on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for these personnel is intense. Our inability to hire qualified personnel on a timely basis, or the departure of key employees (including Peter Holst, the Company’s President and CEO) without a suitable replacement therefor could materially and adversely affect our business development and therefore, our business, prospects, results of operations and financial condition. Stock incentive plans are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility or lack of positive performance in our stock price or equity incentive awards, or changes to our overall compensation program, including our stock incentive program, resulting from the management of share dilution and share-based compensation expense or otherwise, may also adversely affect our ability to retain key employees. As a result of one or more of these factors, we may increase our hiring in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel; the inability to retain and attract qualified personnel in the future; or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

Supply chain issues, including financial problems of contract manufacturers or component suppliers, or a shortage of adequate component supply or manufacturing capacity that increase our costs or cause a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins. We rely on other companies to supply some components of our Mezzanine™ products and of our network infrastructure and the means to access our network. Certain products and services that we resell and certain components that we require are available only from limited sources. We could be adversely affected if such sources were to become unavailable to us on commercially reasonable terms. We cannot ensure that, on an ongoing basis, we will be able to obtain third-party services cost-effectively and on the scale and within the time frames that we require, if at all. Failure to obtain or to continue to make use of such third-party services would have a material adverse effect on our business, financial condition and results of operations. The fact that we do not own or operate manufacturing facilities and that we are reliant on our supply chain could have an adverse impact on the supply of our products and on our business and operating results. Financial problems of either contract manufacturers or component suppliers, reservation of manufacturing capacity at our contract manufacturers by other companies, and industry consolidation occurring within one or more component supplier markets, such as the semiconductor market, in each case, could either limit supply or increase costs.

A reduction or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We have experienced longer than normal lead times in the past 12 months. In addition, vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future or if we are unsuccessful in our mitigation efforts, they could have a material adverse effect on our business, results of operations, and financial condition.

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.

Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

We believe that we may be faced with the following challenges in the future: new markets in which we participate may grow quickly, which may make it difficult to quickly obtain significant component capacity; as we acquire companies and new technologies, we may be dependent on unfamiliar supply chains or relatively small supply partners; and we face competition for certain components that are supply-constrained, from existing competitors, and companies in other markets.

Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins.

Over the long term we intend to invest in engineering, sales, service and marketing activities, and in key priority and growth areas, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results. While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign on and dedicate resources on key priority and growth areas. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.

We have made and may continue to make acquisitions that could disrupt our operations and harm our operating results. Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

•Difficulties in integrating the operations, systems, technologies, products and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products
•Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions
•Potential difficulties in completing projects associated with in-process research and development intangibles
•Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions
•Initial dependence on unfamiliar supply chains or relatively small supply partners
•Insufficient revenue to offset increased expenses associated with acquisitions; and
•The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans

Acquisitions may also cause us to:

•Issue common stock that would dilute our current shareholders’ percentage ownership;
•Use a substantial portion of our cash resources, or incur debt;
•Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;
•Assume liabilities;
•Record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges’
•Incur amortization expenses related to certain intangible assets;
•Incur tax expenses related to the effect of acquisitions on our legal structure;
•Incur large write-offs and restructuring and other related expenses; or
•Become subject to intellectual property or other litigation.

Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to a failure to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks related to new product development also apply to acquisitions.

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

Risks Related to Cybersecurity and Regulations

Cyber-attacks, data breaches or malware may disrupt our business operations, result in the loss of critical and confidential information, harm our operating results and financial condition, and damage our reputation; and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business. In the ordinary course of providing video communications services, we transmit sensitive and proprietary information of our customers. We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our operations. We have undertaken measures to protect the safety and security of our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security measures. Despite our implementation of security measures, there can be no assurance our safety and security measures will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. The products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to improper functioning, cyber-attacks, data breaches, malware, and similar disruptions from unauthorized access or tampering by malicious actors or inadvertent error. Any such event could compromise our products, services and networks or those of our customers, and the proprietary information stored on our systems or those of our customers could be improperly accessed, processed, disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, give rise to legal/regulatory action, and could have a material adverse effect on our business, operating results and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation, or otherwise harm our business.

Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business. The products and services we sell to customers, and our cloud-based solutions, inevitably contain vulnerabilities or critical security defects which have not been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in an exploit that compromises security. Customers also need to test security releases before they can be deployed which can delay implementation. In addition, we rely on third-party providers of software and cloud-based service and we cannot control the rate at which they remedy vulnerabilities. Customers may also not deploy a security release, or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the release, leaving them vulnerable. Vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business.

Our business, operating results and financial condition could be materially harmed by regulatory uncertainty applicable to our products and services. Changes in regulatory requirements applicable to the industries in which we operate, in the United States and in other countries, could materially affect the sales of our products and services. In particular, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and offers, and they could also impact sales of our own regulated offers. In addition, evolving legal requirements restricting or controlling the collection, processing or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and offers. Additional areas of uncertainty that could impact sales of our products and offers include laws and regulations related to encryption technology, environmental sustainability, export control, product certification and national security controls applicable to our supply chain. Changes in regulatory requirements in these areas could have a material adverse effect on our business, operating results, and financial condition.

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

Risks Related to Intellectual Property

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business. Our future success and competitive position depend in part upon our ability to obtain and maintain certain proprietary intellectual property to be used in connection with our services. While we are not currently engaged in any intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others, or we could commence lawsuits against others who we believe are infringing upon our rights.

Third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation, and Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships.

An adverse outcome as a defendant in any such litigation may result in impacts to the Company including, but not limited to:

•Payment of substantial damages;
•Diversion of technical and management personnel;
•Cessation of the use, development, or sale of services that infringe upon patented intellectual property;
•Entrance into license agreements; and
•Expending significant resources to develop or acquire a non-infringing technology.

There can be no assurance that that we would be successful in such litigation, that development or licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected. Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks.

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

We may not be able to protect the rights to, or enforce, our intellectual property. We generally rely on patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology and products. We have been issued numerous patents, other patent applications are currently pending, and some of our intellectual property is not covered by any patent. As we further develop our services and related intellectual property, we expect to seek additional patent protection. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure that any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; any of our pending or future patent applications will be issued with the breadth of claim coverage sought by it, if issued at all; or any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims. Furthermore, many key aspects of networking technology are governed by industry-wide standards, which are usable by all market entrants, and there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Additionally, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patent or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create innovative products that have enabled us to be successful.

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
A number of our solutions incorporate software provided under open source licenses which may restrict or impose certain obligations on how we use or distribute our solutions or subject us to various risks and challenges, which could result in increased development expenses, delays or disruptions to the release or distribution of those solutions, inability to protect our intellectual property rights and increased competition. Certain significant components of our solutions incorporate or are based upon open source software, and we may incorporate open source software into other solutions in the future. Such open source software is generally licensed under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, "Apache-style" licenses, "BSD-style" licenses and other open source licenses. The use of open source software subjects us to a number of risks and challenges, including, but not limited to:
•If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, our development expenses could increase and our product release and upgrade schedules could be delayed.
•Open source software is open to further development or modification by anyone. As a result, others may develop such software to be competitive with our platform and may make such competitive software available as open source. It is also possible for competitors to develop their own solutions using open source software, potentially reducing the demand for, and putting price pressure on, our solutions.
•The licenses under which we license certain types of open source software may require that, if we modify the open source software we receive, we are required to make such modified software and other related proprietary software of ours publicly available without cost and on the same terms. In addition, some open source licenses appear to be permissive in that internal use of the open source software is allowed, but prohibit commercial uses, or treat provision of cloud services as triggering the requirement to make proprietary software publicly available. Accordingly, we monitor our use of open source software in an effort to avoid subjecting our proprietary software to such conditions and others we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, our processes used to monitor how open source software is used could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses and licensors sometimes change their license terms. Therefore, any improper usage of open source, including a failure to identify changes in license terms, could result in unanticipated obligations regarding our solutions and technologies, which could have an adverse impact on our intellectual property rights and our ability to derive revenue from solutions incorporating the open source software.
•If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur legal expenses defending against such allegations, or engineering expenses in developing a substitute solution.

If we are unable to successfully address the challenges of integrating offerings based upon open source technology into our business, our business and operating results may be adversely affected and our development costs may increase.

Risks Related to Our Business Resulting From the Coronavirus Pandemic

The coronavirus pandemic is a serious threat to health and economic well-being affecting our employees, investors, customers, and other business partners. On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. During 2020, 2021 and through the date of this Report, widespread infection in the United States and abroad prompted National, state, and local authorities to require or recommend social distancing and impose quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had serious adverse impacts on domestic and foreign economies, and these impacts could continue, in various degrees of severity and for an uncertain duration. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries is uncertain.

The sweeping nature of the pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but the pandemic materially affected our revenue and results of operations for the years ended December 31, 2020 and 2021, as we experienced delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the ongoing COVID-19 pandemic. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has had indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically.

Further, our current and potential customers may likely be required to continue to allocate resources and adjust budgets to accommodate potential contingencies related to the effects of the coronavirus and measures required to be put in place to prevent and contain contamination of the virus. An existing major customer of the Company suspended certain professional services we provided to the customer effective April 30, 2020, due to COVID-19. These services accounted for $1.0 million, or 9%, of the Company’s revenue for the year ended December 31, 2020. Uncertainties resulting from COVID-19 may result in additional customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our operations and financial results and our ability to generate positive cash flows. Further, our current service offerings and our future growth may be minimized to a point that would be detrimental to our business development activities.

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

Risks to Owning Our Common Stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses. Historically, our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, and security of our products or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future. The market price for our common stock may be influenced by many factors, including the following:

•investor reaction to our business strategy;
•the success of competitive products or technologies;
•our continued compliance with the listing standards of the Nasdaq;

•regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•variations in our financial results or those of companies that are perceived to be similar to us;
•our ability or inability to raise additional capital and the terms on which we raise it;
•declines in the market prices of stocks generally;
•trading volume of our common stock;
•sales of our common stock by us or our stockholders;
•general economic, industry and market conditions;
•the transformation of our business to deliver more software and subscriptions offerings where revenue is recognized over time;
•fluctuations in demand for our products and services, especially with respect to distributors and partners, in part due to changes in the global economic environment;
•the introduction and market acceptance of new technologies and products, and our success in new evolving markets, and in emerging technologies, as well as the adoption of new standards;
•the ability of our customers, channel partners, contract manufacturers and suppliers to obtain financing or to fund capital expenditures, especially during a period of global credit market disruption or in the event of customer, channel partner, contract manufacturer or supplier financial problem;
•the overall movement toward industry consolidation among both our competitors and our customers;
•changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;
•the timing, size and mix of orders from customers;
•manufacturing and customer lead times;
•how well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges;
•our ability to achieve targeted cost reductions;
•benefits anticipated from our investments;
•changes in tax law or accounting rules, or interpretations thereof;
•actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements; and
•other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the outbreak of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future. The sale into the public market of a significant number of shares of common stock by our existing shareholders, or the resale into the public market of shares issued in prior or future financings, could depress the trading price of our common stock and make it more difficult for us or our stockholders to sell equity securities in the future. Such transactions may include, but are not limited to (i) any future issuances by us of additional shares of our common stock or of other securities that are convertible or exchangeable for shares of common stock; and (ii) the resale of any previously issued but restricted shares of our common stock that become freely available for re- sale, whether through an effective registration statement or under Rule 144 of the Securities Act.

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

We could fail to satisfy the standards to maintain our listing on a stock exchange. We could fail to satisfy the standards for continued exchange listing on the Nasdaq Capital Market such as standards having to do with a minimum share price, the minimum number of public shareholders, a minimum amount of stockholders’ equity or the aggregate market value of publicly held shares. On February 17, 2022, the Company received written notice (the "Notice") from the Nasdaq Stock Market, LLC ("Nasdaq") indicating that the bid price for the Company's common stock (the "Common Stock"), for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company is not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with the Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until August 16, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180 day period. If the Company is not in compliance by August 16, 2022, the Company may qualify for a second 180 calendar day compliance period. If the Company does not qualify for, or fails to regain compliance during the second compliance period, then the Nasdaq will notify the Company of its determination to delist its Common Stock, at which point the Company would have an option to appeal the delisting determination to a Nasdaq hearings panel. The Company intends to actively monitor the closing bid price of its Common Stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price under the Nasdaq Listing Rules. If we are unable to maintain our listing on the Nasdaq Capital Market, it would negatively affect, among other things (i) our ability to raise capital on terms we deem advisable, or at all, and (ii) the liquidity of our common stock. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects and could require us to significantly reduce operations. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in such securities for an indefinite period.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease three facilities in Los Angeles, California, one facility in Dallas, Texas, and one facility in Austin, Texas, all providing office space. We also lease a facility in City of Industry, California, providing warehouse space. These leases expire between 2022 and 2024. During 2021, and through the date of this filing, we exited leases in Munich, Germany; Los Altos, California; and Boston, Massachusetts. Although subject to COVID restrictions, we currently occupy two of the facilities in Los Angeles and the warehouse space in City of Industry; we have subleases in place for the third Los Angeles property and the Dallas property. With the exception of these spaces described above, we currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433. For additional information regarding our obligations under leases, see Note 9 - Operating Leases and Right-of-Use Assets to the consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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
On March 23, 2022, the closing sale price of our common stock was $0.54 per share as reported on the Nasdaq Capital Market, and 30,816,048 shares of our common stock were issued and outstanding. As of March 23, 2022, there were 162 holders of record of our common stock. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar of our common stock.

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

Recent Sales of Unregistered Securities

On January 28, 2021, the Company entered into an agreement with the holder of the Series A-2 Preferred Stock to convert all outstanding shares of the Series A-2 Preferred Stock, 45 shares, into 84,292 shares of the Company’s common stock, at a negotiated conversion price of $4.00 per share, after taking into consideration accrued and unpaid dividends. The incremental cost of inducing the conversion was approximately $300,000 and was treated similar to a preferred dividend, increasing the net loss attributable to common stockholders.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes attached thereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Business

We are a provider of patented multi-stream collaboration products and managed services for video collaboration and network solutions.

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

Mezzanine™ Product Offerings

Our flagship product is called Mezzanine™, a family of turn-key products that enable dynamic and immersive visual collaboration across multi-users, multi-screens, multi-devices, and multi-locations (see further description of Mezzanine™ in Part I, Item 1). Mezzanine™ currently consists of hardware and software that function together to deliver the system’s essential functionality. We generate revenue from the shipment of Mezzanine™ products and also through maintenance agreements. Historically, customers have used Mezzanine™ products in conventional commercial real estate spaces such as conference rooms. We have experienced decreases in Mezzanine™ revenue in 2020 and 2021 primarily attributable to the effects of the global COVID-19 pandemic on our customers as they evaluate how and when to re-open their commercial real estate footprints. While pre-pandemic momentum suggested end-users were beginning to embrace simple, easy to install, intuitive, and affordable collaboration solutions that integrate with cloud-based collaboration software services, we believe as businesses begin to reopen there will be significant demand for higher forms of engagement that combines robust video conferencing with enhanced content sharing as users adapt to more flexible workplace alternatives. We believe there is a substantial market opportunity for our Mezzanine™ product offerings, and we are in the process of transforming our offerings to meet the evolving needs of our customers. We are currently designing and developing software offerings for our core collaboration products, with expanded accessibility beyond commercial spaces through both hybrid and software-as-a-service (“SaaS”) solutions delivered in the cloud. These initiatives will require significant investment in technology and product development and sales and marketing.

Managed Services

We provide a range of managed services for video collaboration, from automated to orchestrated, to simplify the user experience in an effort to drive adoption of video collaboration throughout our customers’ enterprise.

We also provide network solutions that ensure reliable, high-quality and secure traffic of video, data and internet. Network services are offered to our customers on a subscription basis. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity.

See further description of our managed services in Part I, Item 1. Our managed services are offered to our customers on a subscription basis, and we generate revenue monthly as services are performed over the term of customer agreements. Our managed services business has experienced declines in revenue in recent years mainly due to loss of customers to competition.

Results of Operations

Year Ended December 31, 2021 (“2021”) versus Year Ended December 31, 2020 (“2020”)

Segment Reporting

As discussed in Part I, Item 1 of this Report, Oblong, Inc. was formed as a Delaware corporation in May 2000. Prior to March 6, 2020, Oblong, Inc. was named Glowpoint, Inc. (“Glowpoint”). On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006 (“Oblong Industries”), pursuant to the terms of an Agreement and Plan of Merger (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, Oblong Industries became a wholly owned subsidiary of the Company (the “Merger”). On March 6, 2020, Glowpoint changed its name to Oblong, Inc. Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Effective October 1, 2019, the former businesses of Glowpoint (now Oblong, Inc.) and Oblong Industries have been managed separately, and involve different products and services. Accordingly, the Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services,” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions.

Certain information concerning the Company’s segments for the years ended December 31, 2021 and 2020, is presented in the following table (in thousands):

	For the Year Ended December 31, 2021
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$4,270	$3,469	$—	$7,739
Cost of revenues	2,991	2,030	—	5,021
Gross profit	$1,279	$1,439	$—	$2,718
Gross profit %	30.0%	41.5%	—%	35.1%

Allocated operating expenses	$593	$7,556	$—	$8,149
Unallocated operating expenses	—	—	6,363	6,363
Total operating expenses	$593	$7,556	$6,363	$14,512

Income (loss) from operations	$686	$(6,117)	$(6,363)	$(11,794)
Interest and other income (expense), net	(22)	227	2,448	2,653
Income (loss) before income taxes	$664	$(5,890)	$(3,915)	$(9,141)
Income tax expense	$(15)	$(75)	$—	$(90)
Net income (loss)	$679	$(5,815)	$(3,915)	$(9,051)

	As of December 31, 2021
Total assets	$9,259	$19,348	$—	$28,607

	For the Year Ended December 31, 2020
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$6,227	$9,106	$—	$15,333
Cost of revenues	3,789	3,491	—	7,280
Gross profit	$2,438	$5,615	$—	$8,053
Gross profit %	39.2%	61.7%	—%	52.5%

Allocated operating expenses	$1,479	$9,913	$—	$11,392
Unallocated operating expenses	—	—	6,725	6,725
Total operating expenses	$1,479	$9,913	$6,725	$18,117

Income (loss) from operations	$959	$(4,298)	$(6,725)	$(10,064)
Interest and other income (expense), net	(19)	2,765	—	2,746
Income (loss) before income taxes	$940	$(1,533)	$(6,725)	$(7,318)
Income tax expense	$50	$53	$—	$103
Net income (loss)	$890	$(1,586)	$(6,725)	$(7,421)

	As of December 31, 2020
Total assets	$6,494	$22,649	$—	$29,143

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Year Ended December 31, ($ in thousands)
	2021	% of Revenue	2020	% of Revenue
Revenue: Managed Services
Video collaboration services	$854	11.0%	$2,413	15.7%
Network services	3,347	43.2%	3,611	23.6%
Professional and other services	69	0.9%	203	1.3%
Total Managed Services revenue	$4,270	55.2%	$6,227	40.6%

Revenue: Collaboration Products
Visual collaboration product offerings	$3,367	43.5%	$6,873	44.8%
Professional services	—	—%	$1,033	6.7%
Licensing	102	1.3%	$1,200	7.8%
Total Collaboration Products revenue	$3,469	44.8%	$9,106	59.4%

Total consolidated revenue	$7,739	100.0%	$15,333	100.0%

Managed Services

•The year over year decrease in revenue for managed services for video collaboration services is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•The year over year decrease in revenue for network services is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•The year over year decrease in revenue for professional and other services is mainly attributable to lower resale of video equipment.

Collaboration Products

•The year over year decrease in revenue for visual collaboration product offerings is primarily attributable to the effects of the COVID-19 pandemic on our existing and target customers as they evaluate how and when to re-open their commercial real estate footprints, as Mezzanine™ products are currently used in conventional commercial real estate spaces such as conference rooms. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. During 2021 and 2020, we saw a weakness in revenue as our customers across all sectors delayed order placements in reaction to the ongoing impacts of the pandemic that caused our customers to suspend or postpone real estate retrofit projects due to budget and occupancy uncertainties. We continue to monitor the impact of the pandemic on our customers, suppliers and logistics providers, and evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the pandemic may have. Continuation of the pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

•The year over year decrease in revenue for professional services is primarily attributable to a former customer terminating services effective April 30, 2020 due to COVID-19. Our professional services revenue for the year ended December 31, 2020 was primarily attributable to this customer. We did not generate revenue from professional services in 2021 and we do not expect to in the future.

•The year over year decrease in revenue for licensing is primarily attributable to a former customer terminating the licensing of our technology effective December, 31 2020. Our licensing revenue for the year ended December 31, 2020 was primarily attributable to this customer. We do not expect to generate material revenue from licensing in the future.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes that have been billed to customers.

	For the Year Ended December 31,
	2021	2020
Cost of Revenue
Managed Services	$2,991	$3,789
Collaboration Products	2,030	3,491
Total cost of revenue	$5,021	$7,280

The year over year decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period, and the Employee Retention Credit (“ERC”) of $192,000 which reduced labor costs in cost of revenue for 2021. The Company’s total gross profit, as a percentage of revenue, declined in 2021 as compared to 2020. The decrease in gross profit for Managed Services was primarily due to the decline in video collaboration services revenue while maintaining certain levels of personnel and other fixed costs to deliver revenue. For Collaboration Products, the decrease in gross profit was primarily due to the decline in licensing revenue from 2020 to 2021.

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The year over year decrease in research and development expenses for 2021 compared to 2020 is primarily attributable to a reduction in headcount, and the ERC of $271,000 attributable to research and development labor for the year ended 2021, partially offset by a increase in stock-based compensation of $33,000.

Sales and Marketing. The year over year decrease in sales and marketing expenses for 2021 compared to 2020 is primarily attributable to a reduction in headcount, a reduction in lease expense as we closed several office locations during the years ended 2020 and 2021, the ERC of $150,000 attributable to sales and marketing labor for 2021, and a reduction of stock-based compensation.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance and accounting, human resources and information technology. The year over year decrease in general and administrative expenses in 2021 compared to 2020 is mainly attributable to a reduction in headcount and the ERC of $261,000 attributable to general and administrative labor for 2021, partially offset by a increase of $851,000 in stock-based compensation and stock-based expense for services.

Impairment Charges. The impairment charges for 2021 are attributable to impairment charges on property, equipment, and intangible assets no longer in service, and the impairment charges during the year ended 2020 are attributable to property and equipment no longer in service, and goodwill related to the Managed Services segment. Future declines of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization. The year over year decrease in depreciation and amortization expenses in 2021 compared to 2020 is mainly attributable to the disposition and impairment of certain assets during 2020 and 2021 as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The year over year increase in the Company’s loss from operations is mainly attributable to lower revenue and gross profit, partially offset by lower operating expenses as addressed above.

Interest and Other Income, Net. Interest and other income, net in 2021 was primarily comprised of (i) other income resulting from the settlement of an office lease, and (ii) a gain on extinguishment of debt resulting from the forgiveness of our Paycheck Protection Program loan (the “PPP Loan”). Interest and other income, net in 2020 was comprised of a gain on extinguishment of debt related to the satisfaction of the Silicon Valley Bank loan (the “SVB Loan”), partially offset by interest expense on the Company’s former debt obligations.

Income Tax Benefit/Expense. We recorded an income tax benefit of $90,000 in 2021 and income tax expense of $103,000 in 2020 (see Note 17 - Income Taxes to our consolidated financial statements).

Liquidity and Capital Resources

As of December 31, 2021, we had $9,000,000 of cash, consisting of $8,939,000 in available cash and $61,000 in restricted cash, and $10,258,000 of working capital. For the years ended December 31, 2021 and 2020, we incurred net losses of $9,051,000 and $7,421,000, respectively, and net cash used in operating activities was $7,732,000 and $6,566,000, respectively.

Net cash used in investing activities for 2021 and 2020 was $49,000 and $31,000, respectively, and primarily related to purchases of property and equipment.

Net cash provided by financing activities in 2021 was $11,504,000, attributable to net proceeds from an equity financing. Net cash provided by financing activities in 2020 was $7,272,000, primarily attributable to net proceeds of $7,371,000 from two equity financings and $2,417,000 of proceeds from the PPP Loan, partially offset by the satisfaction payment of $2,500,000 on the SVB Loan.

Future Capital Requirements and Going Concern

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to our major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, and the cost involved in protecting intellectual property rights. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on our current projection of revenue, expenses, capital expenditures, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

See Note 16 - Commitments and Contingencies to our consolidated financial statements for discussion regarding certain additional factors that could impact the Company’s liquidity in the future.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Our significant accounting policies are described in Note 1 - Business Description and Significant Accounting Policies to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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
The Company’s managed videoconferencing services are offered to our customers on either a usage basis or on a subscription. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. Deferred revenue as of December 31, 2021 totaled $8,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2021, the Company recorded $24,000 of revenue that was included in deferred revenue as of December 31, 2020. During the year ended December 31, 2020, the Company recorded $21,000 of revenue that was included in deferred revenue as of December 31, 2019.
The Company’s visual collaboration products are composed of hardware and embedded software sold as a complete package, and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of installation, which also triggers the beginning of recognition of revenue for maintenance services which range from one to three years. Revenue is recognized over time for maintenance services. Professional services are contracts with specific customers for software development, visual design, interaction design, engineering, and project support. These contracts vary in length, and revenue is recognized over time as services are rendered. Licensing agreements are for the Company’s core technology platform, g-speak, and are generally one year in length. Revenue for these services is recognized ratably over the service period. Deferred revenue, as of December 31, 2021, totaled $1,156,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2021, the Company recorded $1,193,000 of revenue that was included in deferred revenue as of December 31, 2020. During the year ended December 31, 2020, the Company recorded $978,000 of revenue that was included in deferred revenue as of December 31, 2019.

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

For the years ended December 31, 2021 and 2020, the Company recorded asset impairment charges on property and equipment of $98,000 and $144,000, respectively, which pertained primarily to assets no longer used in the business. During the year ended December 31, 2021, the Company disposed of fixed assets of $1,092,000 and the corresponding accumulated depreciation of $993,000, partially offset by proceeds on sale of $1,000, which resulted in a loss on disposal of $98,000. During the year ended December 31, 2020, the Company disposed of fixed assets of $3,438,000 and the corresponding accumulated depreciation of $3,287,000, partially offset by proceeds on sale of $7,000, which resulted in a loss on disposal of $144,000.

For the year ended December 31, 2020, the Company recorded aggregate impairment charges of $465,000 on two right-of-use assets. See Note 9 - Operating Leases and Right-of-Use Assets for further discussion. There were no right-of-use asset impairments for the year ended December 31, 2021.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). As of December 31, 2021 and 2020, goodwill was $7,367,000. This goodwill was recorded in connection with the October 1, 2019 acquisition of Oblong Industries.

We test goodwill for impairment on an annual basis on September 30th of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company operates two reporting segments, Managed Services and Collaboration Products. To determine the fair value of each reporting unit for the goodwill impairment tests, we used a weighted average of the discounted cash flow method and a market-based method.

For the Managed Services reporting unit, we recorded goodwill impairment charges of $541,000 for the year ended December 31, 2020, as the carrying amount of the reporting unit exceeded its fair value on the applicable test dates. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations, and this segment no longer has any goodwill included in the Consolidated Balance Sheet as of December 31, 2020.

For the Collaboration Products reporting unit, the fair value of this reporting unit exceeded its carrying amount on our annual testing dates and as of December 31, 2021, therefore no impairment charges were required during the years ended December 31, 2021 and 2020. During the three months ended December 31, 2021, we considered the decline in our stock price to be a triggering event for an interim goodwill impairment test as of December 31, 2021. The fair value of this reporting unit was in excess of its carrying value by approximately 20% as of December 31, 2021. In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Intangible Assets. Intangible assets totaled $7,562,000 and $10,140,000 as of December 31, 2021 and 2020, respectively. The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets. The Company performed evaluations of intangible assets as of each quarter end during 2020 and 2021. For the year ended December 31, 2021, the Company recorded an impairment of $207,000 on purchased intangible assets. See Note 7 - Intangible Assets for further discussion. There were no impairments to purchased intangible assets for the year ended December 31, 2020. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to twelve years in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment.”

Leases

The Company primarily leases facilities for office, warehouse, and data center space under non-cancellable operating leases for its U.S. and international locations, and accounts for these leases in accordance with ASC-842. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Since our lease arrangements do not provide an implicit rate, we use our estimated incremental borrowing rate for the expected remaining lease term at commencement date in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred. The Company’s leases have remaining terms of one to three years and some of the leases include a Company option to extend the lease term for less than twelve months to five years, or more, which if reasonably certain to exercise, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Common area maintenance fees (or CAMs) and other charges related to leases are expensed as incurred. See Note 9 - Operating Leases and Right-of-Use Assets for further discussion of the Company’s lease activities.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the

Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Our Board of Directors met and/or acted by written consent nine times during the year ended December 31, 2021. During this period, each director attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he was a director and (ii) the total number of meetings of committees of the Board of Directors on which he served, held during the period for which he served. The Company does not have a policy with regard to directors’ attendance at our annual meetings of stockholders. All Board members attended the 2021 annual meeting of stockholders.

The following table sets forth information with respect to our Board of Directors as of the date of this Report.

Name	Age	Position with Company
Jason Adelman (1)(2)(3)	52	Director, Chairman of the Compensation Committee, Chairman of the Nominating Committee
Matthew Blumberg (1)(3)	51	Chairman of the Board
Peter Holst	53	Director, President and Chief Executive Officer
James S. Lusk (1)(2)(3)	66	Director, Chairman of the Audit Committee
Deborah Meredith (2)(3)	62	Director
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

In considering Mr. Adelman as a director of the Company, the Board reviewed, among other qualifications, his experience and expertise in finance, accounting, banking and management based on his experience with Burnham Hill Capital Group LLC, Cipher Capital Partners LLC, and H. C. Wainwright & Co. Mr. Adelman qualifies as an "audit committee financial expert" under the applicable SEC rules and accordingly contributes to the Board of Directors his understanding of generally accepted accounting principles and his skills in auditing, as well as in analyzing and evaluating financial statements.

Matthew Blumberg, Chairman of the Board. Mr. Blumberg joined our Board of Directors in August 2021 and has served as the Chairman of the Board since our 2021 annual meeting of stockholders (December 16, 2021). Since April 2020, Mr. Blumberg is the Co-Founder and Chief Executive Officer of Bolster, an on-demand executive talent marketplace that helps accelerate companies’ growth by connecting them with experienced, highly vetted executives for interim, fractional, advisory, project-based or board roles. From 1999 to June 2019, Mr. Blumberg served as Chairman and CEO of Return Path, Inc., a software company. He also co-founded and currently serves as Chairman of Path Forward.ORG, a nonprofit organization on a mission to empower people to restart their careers after time spent focused on caregiving, working with more than 60 companies including Apple, Amazon, Walmart, Intuit, Campbell’s Soup, PayPal, Verizon and Oracle. Mr. Blumberg is also an author and frequent public speaker. He was recognized as one of New York’s 100 most influential technology leaders by the Silicon Alley Insider in 2008, was one of Crain’s New York Top Entrepreneurs in 2012 and an Ernst & Young Entrepreneur of the Year finalist in 2012. He has served as a board member of numerous corporate, nonprofit and community organizations. Mr. Blumberg attended Princeton University where he graduated summa cum laude with an A.B. in Urban Planning in 1992.

In considering Mr. Blumberg as a director of the Company, the Board reviewed his experience and expertise in work force matters and the leadership he has shown in his positions with current and prior companies. Mr. Blumberg qualifies as an "audit committee financial expert" under the applicable SEC rules and accordingly contributes to the Board of Directors his understanding of generally accepted accounting principles and his skills in auditing, as well as in analyzing and evaluating financial statements.

Peter Holst, President and Chief Executive Officer. Prior to being named President and CEO in January 2013, Mr. Holst served as the Company’s Senior Vice President for Business Development since October 1, 2012. Mr. Holst has served as a director of the Company since January 2013 and as Chairman of the Board from July 2019 up until the 2021 annual meeting of shareholders. Mr. Holst has more than 29 years of experience in the collaboration industry. Prior to joining the Company, Mr. Holst served as the Chief Executive Officer of Affinity VideoNet, Inc., and as the President and Chief Operating Officer of Raindance Communications. Mr. Holst holds a degree in Business Administration from the University of Ottawa.

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

Deborah Meredith, Director. Ms. Meredith joined our Board of Directors in August 2021. Ms. Meredith currently serves, and has served for the last 19 years, as a board member, advisor and consultant to several high-tech companies with extensive experience in strategic roles with privately held start-up companies such as Proofpoint, Aviatrix, Qventus, Alation and Kinsa Health. Ms. Meredith has more than three decades of experience working hands-on with company founders to assemble world-class teams, architect software products and establish a roadmap for operational success. Ms. Meredith earned a master's degree in computer science from Stanford University and an undergraduate degree in both computer science and mathematics from the University of Michigan.

In considering Ms. Meredith as a director of the Company, the Board reviewed her experience and expertise in the technology industry and the leadership she has shown in her positions with prior companies.

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

Board Committees

The Board has an audit committee, a compensation committee, and a nominating committee, and may form special committees as is required from time to time. Each of the committees regularly report on their activities and actions to the full

Board. The charters for the audit committee, the compensation committee, and the nominating committee are available on the Company’s website at www.oblong.com. The contents of our website are not incorporated by reference into this document for any purpose.

Audit Committee

The audit committee currently consists of Mr. Lusk (chair), Mr. Blumberg, and Mr. Adelman. Our Board of Directors has determined that all members of the audit committee are “independent” within the meaning of the listing standards of Nasdaq and the SEC rules governing audit committees and “financially literate” for purposes of applicable Nasdaq listing standards. In addition, our Board of Directors has determined that each of Messrs. Lusk, Blumberg, and Adelman have the accounting and related financial management expertise to satisfy the requirements of an “audit committee financial expert,” as determined pursuant to the rules and regulations of the SEC. The audit committee consults and meets with our independent registered public accounting firm, Chief Financial Officer and accounting personnel, reviews potential conflict of interest situations where appropriate, and reports and makes recommendations to the full Board of Directors regarding such matters. The audit committee met four times during the year ended December 31, 2021.

Compensation Committee

Our compensation committee currently consists of Mr. Adelman (chair), Mr. Lusk, and Ms. Meredith. Each member of the compensation committee meets the applicable independence requirements of the Nasdaq, including the additional independence test required for compensation committee members. In affirmatively determining the independence of the compensation committee members, we considered all factors specifically relevant to determining whether each of the directors has a relationship to the Company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member. The compensation committee met and/or acted by written consent three times during the year ended December 31, 2021.

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

Nominating Committee

Our nominating committee currently consists of Mr. Adelman (chair), Mr. Blumberg, Mr. Lusk, and Ms. Meredith. Each member of the nominating committee meets the independence requirements of the Nasdaq. The nominating committee is responsible for assessing the performance of our Board of Directors and making recommendations to our Board regarding nominees for the Board. The nominating committee met and/or acted by written consent two times during the year ended December 31, 2021.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Holst has served as the Company’s President and Chief Executive Officer since January 2013 and has served as the Chairman of the Company’s Board of Directors from July 2019 up until our 2021 annual meeting of stockholders. Effective on the date of the 2021 annual meeting of stockholders, Mr. Blumberg replaced Mr. Holst as the Chairman of the Board of Directors.

To ensure a strong and independent Board, as discussed herein, the Board has affirmatively determined that all directors of the Company, other than Mr. Holst, are independent within the meaning of the Nasdaq listing standards currently in effect. Our

Corporate Governance Guidelines provide that non-management directors shall meet in regular executive session without management present.

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

Biographies for Executive Officers

Peter Holst, President and Chief Executive Officer (CEO). See “Biographies for Board of Directors” above for Mr. Holst’s biography.

David Clark, Chief Financial Officer. Mr. Clark, 53, joined the Company in March 2013 as Chief Financial Officer (“CFO”). Mr. Clark has more than 29 years of experience in finance and accounting. Prior to joining the Company, Mr. Clark served as Vice President of Finance, Treasurer and acting CFO for Allos Therapeutics, a publicly traded biopharmaceutical company, and as CFO of Seurat Company (formerly XOR, Inc.), an e-commerce managed services company. Mr. Clark started his career with seven years in the audit practice of PricewaterhouseCoopers LLP. Mr. Clark is an active Certified Public Accountant and received a Master of Accountancy and a B.S. in Accounting from the University of Denver.

Pete Hawkes, Senior Vice President, Design, Product & Engineering. Mr. Hawkes, 44, joined the Company in October 2011. Mr. Hawkes previously held the position of Director of Interaction Design at the Company and was promoted to his current position in May 2020. Mr. Hawkes received an M.F.A. in Design Media Arts from the University of California Los Angeles.

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

The following table represents compensation for the Company’s non-employee directors during the year ended December 31, 2021. All compensation for Peter Holst, the Company’s Chairman, President and CEO, during the year ended December 31, 2021 is included in the Summary Compensation Table under “Executive Compensation” below.

Name	Cash Fees Earned ($)	Stock Awards($)(1)	Total($)
Jason Adelman	33,000	328,500	361,500
Matthew Blumberg	10,627	None	10,627
James S. Lusk	36,000	109,500	145,500
Deborah Meredith	9,750	None	9,750

(1) These amounts represent the aggregate grant date fair value for awards of restricted stock units for fiscal year 2021 computed in accordance with FASB ASC Topic 718.

As of December 31, 2021, Mr. Lusk has 10,000 outstanding vested stock options and 627 unvested restricted stock awards. In addition, as of December 31, 2021, 28,904 vested RSUs issued to Mr. Lusk remain outstanding due to the deferred payment provisions set forth in these RSU awards. No other equity awards were outstanding, as of December 31, 2021, for the remaining non-employee directors.

Executive Compensation

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2021 and 2020, the compensation awarded to, paid to, or earned by: Peter Holst, Chairman, President and CEO; David Clark, CFO, Treasurer and Secretary; Pete Hawkes, SVP, Product, Design & Engineering; and John Underkoffler, former Director and former Chief Technology Officer (“CTO”) (the “named executive officers”), as follows:

Name and Principal Positions	Year	Salary ($)		Bonus ($)	Stock Awards (2) ($)	All Other Compensation ($)		Total ($)
Peter Holst	2021	246,340	(1)	200,000	—	8,693	(3)	455,033
Chairman, President and CEO	2020	199,875		210,000	—	8,550	(3)	418,425

David Clark	2021	242,164	(1)	100,000	—	8,688	(3)	350,852
CFO, Treasurer and Secretary	2020	225,133		118,125	—	8,550	(3)	351,808

John Underkoffler	2021	—		—	—	—		—
Former Director and Former CTO	2020	100,000	(4)	—	—	115,400	(4)	215,400
Pete Hawkes	2021	200,000	(1)	—	372,000	5,769	(3)	577,769
SVP, Design, Product, & Engineering	2020	180,304		—	—	—		180,304

(1) Effective July 1, 2021, the annual salaries for Mr. Holst and Mr. Clark were increased to $295,000 and $260,000, respectively. Effective June 29, 2020, Mr. Hawkes annual salary is $200,000.
(2) These amounts represent the aggregate grant date fair value for awards of stock options for 2021, computed in accordance with FASB ASC Topic 718.
(3) Represents matching contributions under the Company’s 401(k) Plan for Mr. Holst of $8,693 for 2021 and $8,550 for 2020; for Mr. Clark of $8,688 for 2021 and $8,550 for 2020; and $5,769 for Mr. Hawkes for 2021.

(4) Effective May 1, 2020, Mr. Underkoffler was no longer with the Company as an employee and therefore the salary shown herein represents salary earned from January 1, 2020 through May 1, 2020 (Mr. Underkoffler’s annual salary was $300,000). Mr. Underkoffler received a severance payment of $100,000 and COBRA benefits in connection with his separation from the Company pursuant to the terms of a Separation Agreement (which is reflected in the “All Other Compensation” column and is discussed further in “Agreements with Named Executive Officers” below). Effective November 9, 2020, Mr. Underkoffler resigned from the Board of Directors.

Outstanding Equity Awards at 2021 Fiscal Year-End

The table set forth below presents information concerning outstanding stock option awards held by certain named executive officers at December 31, 2021.

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)(2)	Market Value of Shares of Stock That Have Not Vested ($)(3)
Peter Holst	1/13/2013	87,500	19.80	1/13/2023	—	—

David Clark	3/25/2013	10,000	15.10	3/25/2023	—	—

Pete Hawkes	10/1/2019	150,000	3.25	6/28/2031	150,000	154,500

John Underkoffler	—	—	—	—	—	—

(1) All stock option awards held by Messers Holst and Clark were fully vested and exercisable as of December 31, 2021; Mr. Hawkes stock option awards were not vested or exercisable.
(2) At December 31, 2021, Mr. Hawkes held 150,000 stock options, which were subject to vesting over a three-year period; 1/3 on June 28, 2022, 1/3 on June 28, 2023, and 1/3 on June 28, 2024.
(3) Calculated on an as-converted basis to common stock at a per share price of $1.03, which was the closing price of our common stock on the Nasdaq Capital Market as of December 31, 2021.

401(k) Plan

The Company maintains a tax-qualified 401(k) plan on behalf of its eligible employees, including its named executive officers. Pursuant to the terms of the plan, for fiscal years 2021 and 2020, eligible employees may defer up to 80% of their salary each year, and the Company matched 50% of an employee’s contributions on the first 6% of the employee’s salary. This matching contribution vests over four years.

Agreements with Named Executive Officers

We have entered into employment agreements with certain of our named executive officers, excluding Mr. Hawkes. All named executive officers, whether or not subject to an employment agreement, are “at will” employees of the Company.

Peter Holst Employment Agreement.

On January 13, 2013, the Board appointed Peter Holst as the Company’s President and Chief Executive Officer, and as a member of the Board. In connection with his appointment, the Company entered into an employment agreement with Mr. Holst, which was subsequently amended and restated as of January 28, 2016 and as of July 19, 2019 (as amended and restated, the “Holst Employment Agreement”). Pursuant to the Holst Employment Agreement, Mr. Holst receives an annual base salary of $295,000 and is eligible to receive an annual incentive bonus equal to 100% of his base salary, at the discretion of the compensation committee of the Board based on meeting certain financial and non-financial goals.

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

David Clark Employment Agreement.

On March 25, 2013, the Company entered into an employment agreement with David Clark in connection with his appointment as Chief Financial Officer of the Company, which was subsequently amended and restated on July 19, 2019 (as amended and restated, the “Clark Employment Agreement”). Pursuant to the Clark Employment Agreement, Mr. Clark receives an annual base salary of $260,000 and is eligible to receive an annual incentive bonus equal to 50% of his base salary, at the discretion of the compensation committee of the Board, based on meeting certain financial and non-financial goals.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our capital stock, as of March 23, 2022, by each of the following:

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

The amounts and percentages in the table below are based on 30,816,048 shares of Common Stock issued and outstanding as of March 15, 2022. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise or conversion of any option, warrant or other derivative security. Shares of Common Stock subject to options, restricted stock units (“RSUs”), warrants or other derivative securities which are currently exercisable or convertible or are exercisable or convertible within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, RSUs, warrants or other derivative security, but are not considered outstanding for computing the ownership percentage of any other person.

	Common Stock
Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Named Executive Officers and Directors:
Peter Holst	413,491	(3)	1.3%
David Clark	58,933	(4)	0.2%
Pete Hawkes	13,112	(5)	—%
James S. Lusk	93,406	(6)	0.3%
Jason Adelman	646,000	(7)	2.1%
Matthew Blumberg	—	(8)	—%
Deborah Meredith	—	(9)	—%
All directors and executive officers as a group (7 people)	1,224,942		4.0%

Greater than 5% Owners:
Foundry Group, 700 Front St., Suite 104, Louisville, CO 80027	7,839,509	(10)	25.4%
StepStone Group LP, 4225 Executive Square, Suite 1600, La Jolla, CA 90237	3,692,661	(11)	12.0%
Morgan Stanley Investment Management, Inc.,522 5th Avenue, 6th Floor, New York, NY 10036	3,416,345	(12)	11.1%

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
(5) Includes 13,112 shares of Common Stock and excludes 150,000 shares of Common Stock subject to stock options not presently exercisable.
(6) Based on ownership information from the Form 4 filed by Mr. Lusk with the SEC on August 20, 2021. Includes 54,502 shares of Common Stock, 10,000 shares of Common Stock subject to stock options presently exercisable, and 28,904 shares of Common Stock issuable from vested RSUs (for which the shares of Common Stock have not yet been delivered in accordance with the terms of these RSUs).

(7) Based on ownership information from the Form 4 filed by Mr. Adelman with the SEC on August 20, 2021. Mr. Adelman beneficially owns 646,000 shares of Common Stock, of which 569,500 shares are held directly by Mr. Adelman and 76,500 shares are held in a retirement plan.
(8) Based on ownership information from the Form 3 filed by Mr. Blumberg with the SEC on August 25, 2021.
(9) Based on ownership information from the Form 3 filed by Ms. Meredith with the SEC on August 25, 2021.
(10) Based on ownership information from an amendment to Schedule 13D filed on February 22, 2021.
(11) Based on ownership information from an amendment to Schedule 13G/A filed on February 11, 2022.
(12) Based on ownership information from a Schedule 13G filed on February 11, 2022.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2021, information regarding our common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (a)	Weighted Average Exercise Price of Outstanding Stock Options (b)	Number of Securities to be Issued Upon Vesting of Outstanding Restricted Stock Units (*) (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a) & (c))
Equity compensation plans approved by security holders	407,500	$7.57	—	2,513,500
(*) As of December 31, 2021, 28,904 vested RSUs remain outstanding under the Company’s 2014 Equity Incentive Plan, as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities--Securities Authorized for Issuance under Equity Compensation Plans” for information concerning our equity compensation plans as of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our directors and named executive officers, which are described elsewhere in this Annual Report, there have been no transactions since January 1, 2020 to which we were a party or will be a party, in which:

•the amounts involved exceeded or will exceed the lesser of (1) $120,000 or (2) one percent of the average of our total assets at year-end for the last two completed fiscal years; and

•any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

The audit committee, composed entirely of independent, non-employee members of the Board of Directors, appointed the firm of EisnerAmper LLP, Iselin, New Jersey (“EisnerAmper”), PCAOB identification number 274, as the independent registered public accounting firm for the audit of the consolidated financial statements of the Company and its subsidiaries for the fiscal years ending December 31, 2021 and 2020. As our independent registered public accounting firm, EisnerAmper audited our consolidated financial statements for the fiscal year ending December 31, 2021, reviewed the related interim quarters, and performed audit-related services and consultation in connection with various accounting and financial reporting matters. EisnerAmper may also perform certain non-audit services for our Company. The audit committee has determined that the provision of the services provided by EisnerAmper as set forth herein are compatible with maintaining EisnerAmper’s independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant SEC rules.

Audit Fees

EisnerAmper, our principal accountant, billed us approximately $299,000 for professional services for the audit of our annual consolidated financial statements for the 2021 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2021 fiscal year. EisnerAmper billed us $301,000 for professional services for the audit of our annual consolidated financial statements for the 2020 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2020 fiscal year.

Audit-Related Fees

EisnerAmper did not bill us in the 2021 and 2020 fiscal years for any audit-related fees.

Tax Fees

EisnerAmper did not bill us in the 2021 and 2020 fiscal years for any professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

EisnerAmper did not bill us for products and services, other than the audit described above, during the 2021 and 2020 fiscal years.
Audit Committee Pre-Approval Policy

The audit committee is required to pre-approve the engagement of EisnerAmper to perform audit and other services for the Company. Our procedures for the pre-approval by the audit committee of all services provided by EisnerAmper comply with SEC regulations regarding pre-approval of services. Services subject to these SEC requirements include audit services, audit-related services, tax services and other services. The audit engagement is specifically approved, and the auditors are retained by the audit committee. The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper. In accordance with audit committee policy and the requirements of law, all services provided by EisnerAmper in the 2021 and 2020 fiscal years were pre-approved by the audit committee and all services to be provided by EisnerAmper will be pre-approved. Pre-approval includes audit services, audit-related services, tax services and other services. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. The following documents are filed as part of this Report:

    1. Consolidated Financial Statements:

    2. Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
    3. Exhibits:
A list of exhibits required to be filed as part of this Report is set forth in the Exhibit Index on page 50 of this Form 10-K, which immediately precedes such exhibits, and is incorporated by reference.

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

4.14	Form of Series A Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
4.15	Form of Series B Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
4.16	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2022, and incorporated herein by reference).
10.1#	Glowpoint, Inc. 2000 Stock Incentive Plan (filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2000, and incorporated herein by reference).
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

10.34	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).

10.35	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).
10.36	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
24.1	Power of Attorney (included in the signature page hereto)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

March 29, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 29th day of March 2022 in the capacities indicated.

/s/ Peter Holst	President and Chief Executive Officer
Peter Holst

/s/ David Clark	Chief Financial Officer (Principal Financial and Accounting Officer)
David Clark

/s/ Matthew Blumberg	Chairman of the Board
Matthew Blumberg

/s/ Jason Adelman	Director
Jason Adelman

/s/ James Lusk	Director
James Lusk

/s/ Deborah Meredith	Director
Deborah Meredith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Oblong, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oblong, Inc. and subsidiaries (the “Company”) as of December 31, 2021, and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

The Company performs goodwill impairment testing on an annual basis on September 30 or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. For reporting units evaluated using a quantitative assessment, the fair values are determined using a weighting of an income approach and a market approach. An impairment loss is recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. These estimates are subject to significant management judgment, including the determination of many factors such as, but not limited to, sales growth rates and discount rates developed using market observable inputs and considering risk regarding future performance. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. During the fourth quarter of 2021, the Company determined that a triggering event relating to the Company’s declining stock price required an interim evaluation of goodwill at December 31, 2021. Based on the impairment test performed, no impairment charges were recorded.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the goodwill impairment assessment; (ii) testing management’s process for developing the fair value estimate; (iii) evaluating the appropriateness of the valuation model used in management’s estimate; (iv) testing the completeness, accuracy, and relevance of underlying data used in the model; and (v) evaluating the reasonableness of the revenue growth rates and assumptions used by management. Evaluating management’s assumptions related to the revenue growth rates, estimated costs and the discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) performing sensitivity analyses over significant estimates and assumptions. We involved valuation professionals with specialized skills and knowledge when performing audit procedures to evaluate the reasonableness of Management’s estimates and assumptions related to the selection of sales growth rates and discount rates.

Intangible Asset Impairment Assessment

Intangible assets are comprised of developed technology, trade names, and distributor relationships in the Collaboration Products reporting segment. The Company assesses the impairment of intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. Estimates and assumptions are utilized in the valuations, including projected cash flows, revenue growth rates, and the estimated useful lives of the assets. These estimates are subject to significant management judgment. Changes in these estimates can have a significant impact on the determination of cash flows and could potentially result in future material impairments. In 2021, the Company considered the decline in revenue for the Collaboration Products reporting segment to be a triggering event for a recoverability test of its intangible assets. Based on the corresponding recoverability test, the Company determined no impairment chargers were required to be recorded.

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
EISNERAMPER LLP
Iselin, New Jersey
March 29, 2022

OBLONG, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$8,939	$5,058
Current portion of restricted cash	61	158
Accounts receivable, net	849	3,166
Inventory	1,821	920
Prepaid expenses and other current assets	1,081	691
Total current assets	12,751	9,993
Property and equipment, net	159	573
Goodwill	7,367	7,367
Intangibles, net	7,562	10,140
Operating lease, right-of-use assets	659	903
Other assets	109	167
Total assets	$28,607	$29,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of debt discount	$—	$2,014
Accounts payable	259	313
Accrued expenses and other current liabilities	959	1,201
Current portion deferred revenue	783	1,217
Operating lease liabilities, current	492	830
Total current liabilities	2,493	5,575
Long-term liabilities:
Long-term debt, net of current portion and net of debt discount	—	403
Operating lease liabilities, net of current portion	236	602
Deferred revenue, net of current portion	381	506
Total long-term liabilities	617	1,511
Total liabilities	3,110	7,086
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, no shares issued and outstanding as of December 31, 2021, and 45 shares issued and outstanding, and liquidation preference of $338, at December 31, 2020	—	—
Preferred stock Series D, convertible; $.0001 par value; $28.50 stated value; 1,750,000 shares authorized, no shares issued and outstanding as of December 31, 2021, and 1,697,958 shares issued and outstanding, and liquidation preference of $48,392 at December 31, 2020	—	—
Preferred stock Series E, convertible; $.0001 par value; $28.50 stated value; 175,000 shares authorized, no shares issued and outstanding as of December 31, 2021, and 131,579 shares issued and outstanding, and liquidation preference of $3,750 at December 31, 2020	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 30,929,331 shares issued and 30,816,048 outstanding at December 31, 2021 and 7,861,912 shares issued and 7,748,629 outstanding at December 31, 2020	3	1
Treasury stock, 113,283 shares at December 31, 2021 and 2020	(181)	(181)
Additional paid-in capital	227,581	215,092
Accumulated deficit	(201,906)	(192,855)
Total stockholders’ equity	25,497	22,057
Total liabilities and stockholders’ equity	$28,607	$29,143

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenues	$7,739	$15,333
Cost of revenues (exclusive of depreciation and amortization)	5,021	7,280
Gross profit	2,718	8,053
Operating expenses:
Research and development	2,913	3,711
Sales and marketing	2,195	3,392
General and administrative	6,363	6,724
Impairment charges	305	1,150
Depreciation and amortization	2,736	3,140
Total operating expenses	14,512	18,117
Loss from operations	(11,794)	(10,064)
Interest and other (income) expense:
Interest expense and other, net	22	352
Gain on extinguishment of debt	(2,448)	(3,117)
Other income	(227)	—
Foreign exchange loss	—	19
Interest and other (income) expense, net	(2,653)	(2,746)
Loss before income taxes	(9,141)	(7,318)
Income tax (benefit) expense	(90)	103
Net loss	$(9,051)	$(7,421)
Preferred stock dividends	1	17
Undeclared dividends	366	788
Conversion inducement	300	—
Warrant modification	37	—
Net loss attributable to common stockholders	$(9,755)	$(8,226)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.37)	$(1.48)

Weighted-average number of common shares:
Basic and diluted	26,567	5,547

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares of Series A-2, Series C, Series D and Series E Preferred Stock)

	Series A-2 Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	32	$—	475	$—	1,734.901	$—	131.579	$—	5,267	$1	105	$(165)	$207,383	$(185,434)	$21,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,421)	(7,421)
Stock-based compensation	—	—	—	—	—	—	—	—	8	—	—	—	198	—	198
Issuance of preferred stock for accrued dividends	13	—	—	—	—	—	—	—	—	—	—	—	99	—	99
Forfeiture of preferred stock	—	—	—	—	(28,618)	—	—	—	—	—	—	—	—	—	—
Preferred stock conversion	—	—	(475)	—	—	—	—	—	158	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(17)	—	(17)
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	23	—	8	(16)	—	—	(16)
Series D exchanged for taxes	—	—	—	—	(8.325)	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock agreement	—	—	—	—	—	—	—	—	(9)	—	—	—	—	—	—
Issuance of common shares from financing, net of offering costs	—	—	—	—	—	—	—	—	2,293	—	—	—	7,371	—	7,371
Issuance of common shares from warrant exercise	—	—	—	—	—	—	—	—	72	—	—	—	—	—	—
Issuance of shares for professional service fees	—	—	—	—	—	—	—	—	50	—	—	—	58	—	58
Balance at December 31, 2020	45	—	—	—	1,697,958	—	131,579	—	7,862	1	113	(181)	215,092	(192,855)	22,057
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,051)	(9,051)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	597	—	597
Series D & E Preferred Stock conversion	—	—	—	—	(1,697,022)	—	(131,579)	—	18,762	2	—	—	(2)	—	—
Forfeiture of Series D Stock	—	—	—	—	(81)	—	—	—	—	—	—	—	—	—	—
Series D shares exchanged for tax	—	—	—	—	(855)	—	—	—	—	—	—	—	—	—	—
Series A2 Preferred Stock conversion	(45)	—	—	—	—	—	—	—	84	—	—	—	—	—	—
Issuance of stock for services	—	—	—	—	—	—	—	—	21	—	—	—	390	—	390
Issuance of shares from financing, net of issuance costs	—	—	—	—	—	—	—	—	4,000	—	—	—	11,504	—	11,504
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	200	—	—	—	—	—	—
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	30,929	$3	113	$(181)	$227,581	$(201,906)	$25,497

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from Operating Activities:
Net loss	$(9,051)	$(7,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,736	3,140
Bad debt expense	321	168
Amortization of debt discount	—	56
Right-of-use assets	495	1,001
Stock-based compensation	597	198
Stock-based expense for services	390	58
Gain on extinguishment of lease liability	(227)	—
Gain on extinguishment of debt	(2,448)	(3,117)
Impairment charges - property and equipment	98	144
Impairment charges - intangible assets	207	—
Impairment charges - right-of use assets	—	465
Impairment charges - goodwill	—	541
Changes in assets and liabilities:
Accounts receivable	1,996	(792)
Prepaid expenses and other current assets	(390)	273
Inventory	(901)	820
Other assets	(3)	(35)
Accounts payable	(54)	(335)
Accrued expenses and other current liabilities	(19)	(415)
Deferred revenue	(559)	(178)
Operating lease liability	(920)	(1,134)
Other long-term liabilities	—	(3)
Net cash used in operating activities	(7,732)	(6,566)
Cash flows from Investing Activities:
Proceeds on sale of equipment	1	7
Purchases of property and equipment	(50)	(38)
Net cash used in investing activities	(49)	(31)
Cash flows from Financing Activities:
Principal payments under borrowing arrangement	—	(2,500)
Proceeds from issuance of common stock, net of offering costs	11,504	7,371
Proceeds from PPP Loan	—	2,417
Shares withheld to cover tax liability	—	(16)
Net cash provided by financing activities	11,504	7,272

Net increase in cash and restricted cash	3,723	675
Cash and restricted cash at beginning of year	5,277	4,602
Cash and restricted cash at end of year	$9,000	$5,277

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9	$213

See accompanying notes to consolidated financial statements

Reconciliation of cash and restricted cash
Cash	$8,939	$5,058
Current portion of restricted cash	61	158
Restricted cash included in other assets, net of current portion	—	61
Total cash and restricted cash	$9,000	$5,277

Non-cash investing and financing activities:
Issuance of preferred stock in exchange for accrued dividends	$—	$99
New operating lease agreement	$60	$—
Modification of operating lease agreement	$192	$—
Transfer of assets from inventory to property and equipment	$—	$78
Accrued preferred stock dividends	$1	$17
Inducement to convert Series A-2 Preferred Stock to common	$300	$—
Common stock issued for conversion of preferred stock	$2	$—
Warrant modification	$37	$—
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

Segments

Effective October 1, 2019, the former businesses of Glowpoint (now Oblong, Inc.) and Oblong Industries have been managed separately, and involve different products and services. Accordingly, the Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions. See Note 15 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, the estimated lives and recoverability of property and equipment and intangible assets, the inputs used in the valuation of goodwill and intangible assets in connection with our impairment tests, and the inputs used in the fair value of equity based awards.

Restricted Cash

As of December 31, 2021, our total cash balance was $9,000,000, consisting of $8,939,000 in available cash and $61,000 in current restricted cash. As of December 31, 2020, our total cash balance of $5,277,000 included current and long-term restricted cash of $158,000 and $61,000, respectively. The long-term restricted cash is included in our other assets on our consolidated balance sheet. The restricted cash pertained to two letters of credit that served as the security deposit for our leased office space in Boston, Massachusetts and our leased office space in Los Altos, California, and were secured by an equal amount of cash pledged as collateral, and such cash was held in a restricted bank account. The Los Altos lease, and thereby the letter of credit, in the amount of $158,000, expired during the year ended December 31, 2021 and the cash was released. The Boston lease and letter of credit expired in February 2022.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $100,000 and $182,000 at December 31, 2021 and 2020, respectively.

Employee Retention Credit

The CARES Act provided an employee retention credit (“ERC”), which was a refundable tax credit against certain payroll taxes. Upon determination that the Company had complied with all of the conditions required to receive the credit, the Company qualified and filed to claim the ERC. The Company reflected the ERC as a reduction to the respective captions on the consolidated statements of operations associated with the employees to which the payroll tax benefit related. For the year ended December 31, 2021, the Company recorded a $874,000 reduction to operating expense.

Inventory

Inventory consists of finished goods and was determined using average costs and was stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory.

Fair Value of Financial Instruments

The Company considers its cash, accounts receivable, accounts payable and debt obligations to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amounts of our debt obligations (see Note 10 - Debt) approximated their fair values, which were based on borrowing rates that were available to the Company for loans with similar terms, collateral, and maturity.

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

The Company’s managed videoconferencing services are offered to our customers on either a usage basis or on a subscription. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. Deferred revenue as of December 31, 2021 totaled $8,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2021, the Company recorded $24,000 of revenue that was included in deferred revenue as of December 31, 2020. During the year ended December 31, 2020, the Company recorded $21,000 of revenue that was included in deferred revenue as of December 31, 2019.
The Company’s visual collaboration products are composed of hardware and embedded software sold as a complete package, and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of installation, which also triggers the beginning of recognition of revenue for maintenance services which range from one to three years. Revenue is recognized over time for maintenance services. Professional services are contracts with specific customers for software development, visual design, interaction design, engineering, and project support. These contracts vary in length, and revenue is recognized over time as services are rendered. Licensing agreements are for the Company’s core technology platform, g-speak, and are generally one year in length. Revenue for these services is recognized ratably over the service period. Deferred revenue, as of December 31, 2021, totaled $1,156,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2021, the Company recorded $1,193,000 of revenue that was included in deferred revenue as of December 31, 2020. During the year ended December 31, 2020, the Company recorded $978,000 of revenue that was included in deferred revenue as of December 31, 2019.

The Company disaggregates its revenue by geographic region. See Note 15 - Segment Reporting for more information.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2021 and 2020, we included taxes of $264,000 and $313,000, respectively, in revenue and we included taxes of $271,000 and $328,000, respectively, in cost of revenue.

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

For the years ended December 31, 2021 and 2020, the Company recorded asset impairment charges on property and equipment of $98,000 and $144,000, respectively, which pertained primarily to assets no longer used in the business. During the year ended December 31, 2021, the Company disposed of fixed assets of $1,092,000, the corresponding accumulated depreciation of $993,000, and received proceeds on the sale of $1,000 which resulted in a loss on disposal of $98,000. During the year ended December 31, 2020, the Company disposed of fixed assets of $3,438,000, the corresponding accumulated depreciation of $3,287,000, and proceeds on sale of $7,000 which resulted in a loss on disposal of $144,000.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). During the year ended December 31, 2020, we recorded goodwill impairment charges of $541,000. There were no impairment charges recorded for the year ended December 31, 2021. See Note 6 - Goodwill for further discussion.

For the year ended December 31, 2021, the Company recorded an impairment of $207,000 on purchased intangible assets. See Note 7 - Intangible Assets for further discussion. There were no impairments to purchased intangible assets for the year ended December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, and trade accounts receivable. We place our cash primarily in commercial checking accounts. Commercial bank balances may from time to time exceed federal insurance limits.

Leases

The Company primarily leases facilities for office, warehouse, and data center space under non-cancellable operating leases for its U.S. and international locations, and accounts for these leases in accordance with ASC-842. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Since our lease arrangements do not provide an implicit rate, we use our estimated incremental borrowing rate for the expected remaining lease term at commencement date in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred. The Company’s leases have remaining terms of one to three years and some of the leases include a Company option to extend the lease term for less than twelve months to five years, or more, which if reasonably certain to exercise, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases with an initial term of 12 months or less, with the exception of leases for real property, are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Common area maintenance fees (or CAMs) and other charges related to leases are expensed as incurred. See Note 9 - Operating Leases and Right-of-Use Assets for further discussion of the Company’s lease activities.

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

Research and Development

Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing product offerings.

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

Note 2 - Liquidity and Going Concern

As of December 31, 2021, we had $9,000,000 of cash, consisting of $8,939,000 in available cash and $61,000 in restricted cash, and $10,258,000 of working capital. For the years ended December 31, 2021 and 2020, we incurred net losses of $9,051,000 and $7,421,000, respectively, and net cash used in operating activities was $7,732,000 and $6,566,000, respectively.

Future Capital Requirements and Going Concern

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the Company, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the its current projection of revenue, expenses, capital expenditures, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Inventory

Inventory was $1,821,000 and $920,000 as of December 31, 2021 and 2020, respectively, and consisted primarily of equipment related to our Mezzanine™ product offerings, including cameras, tracking hardware, computer equipment, display equipment and amounts related to our Collaboration Products segment. Inventory consists of finished goods, was determined using average costs, and was stated at the lower of cost or net realizable value.

The Company periodically performs analyses to identify obsolete or slow-moving inventory. As of December 31, 2021 and 2020, reserves for obsolete or slow moving inventory were recorded of $731,000 and $193,000, respectively.

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$340	$663
Other current assets	480	28
Prepaid software licenses	261	—
Prepaid expenses and other current assets	$1,081	$691

Note 5 - Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,		Estimated Useful Life
	2021	2020
Network equipment and software	$4,665	$4,957	3 to 5 Years
Computer equipment and software	5,070	$5,686	3 to 5 Years
Leasehold improvements	690	$741	(*)
Office furniture and equipment	92	$175	3 to 10 Years
	10,517	11,559
Accumulated depreciation and amortization	(10,358)	(10,986)
Property and equipment, net	$159	$573
(*) – Amortized over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation and amortization expense was $365,000 and $708,000 for the years ended December 31, 2021 and December 31, 2020, respectively.

For the years ended December 31, 2021 and 2020, the Company disposed of fixed assets no longer used in the business of $1,092,000 and $3,438,000, respectively, and the corresponding accumulated depreciation of $993,000 and $3,287,000, respectively, for net disposals of $99,000 and $151,000, respectively. The Company received proceeds in relation to these disposals of $1,000 and $7,000, for the years ended December 31, 2021 and 2020, respectively resulting in losses on disposal of $98,000 and $144,000, respectively. These losses are recorded as a component of “Impairment Charges” on the Company’s consolidated Statements of Operations.

Note 6 - Goodwill

As of December 31, 2021 and 2020, goodwill was $7,367,000. This goodwill was recorded in connection with the October 1, 2019 acquisition of Oblong Industries.

We test goodwill for impairment on an annual basis on September 30th of each year, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company operates two reporting segments, as described above. To determine the fair value of each reporting unit for the goodwill impairment tests, we used a weighted average of the discounted cash flow method and market-based methods.

For the Managed Services reporting unit, we recorded an impairment charge on goodwill of $541,000 at March 31, 2020, as the carrying amount of the reporting unit exceeded its fair value on the test date. This charge is recognized as a component of “Impairment Charges” on our consolidated Statements of Operations, and reduced goodwill for this reporting unit to zero.

For the Collaboration Products reporting unit, the fair value of this reporting unit exceeded its carrying amount on our annual testing dates and as of December 31, 2021, therefore no impairment charges were required during the years ended

December 31, 2021 and 2020. During the three months ended December 31, 2021, we considered the decline in our stock price to be a triggering event for an interim goodwill impairment test as of December 31, 2021. In the event we experience further declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill.
The activity in goodwill during the years ended December 31, 2021 and 2020 is shown in the following table ($ in thousands):

Goodwill	Managed Services	Collaboration Products	Total
Balance January 1, 2020	$541	$7,367	$7,908
Impairment	(541)	—	(541)
Balance December 31, 2020	—	7,367	7,367
Balance December 31, 2021	$—	$7,367	$7,367

Note 7 - Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Managed Services
Affiliate network	$994	$(994)	$—	$994	$(735)	$259
Trademarks	548	(548)	—	548	(548)	—
Subtotal	1,542	(1,542)	—	1,542	(1,283)	259

Collaboration Products
Developed technology	10,060	(4,537)	5,523	10,060	(2,520)	7,540
Trade names	2,410	(542)	1,868	2,410	(302)	2,108
Distributor relationships	310	(139)	171	310	(77)	233
Subtotal	12,780	(5,218)	7,562	12,780	(2,899)	9,881
Total	$14,322	$(6,760)	$7,562	$14,322	$(4,182)	$10,140

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets.

Collaboration Products Reportable Segment

During the year ended December 31, 2021, we considered the decline in revenue for Collaboration Products to be a triggering event for a recoverability test of intangible assets for this reporting unit. Based on the corresponding recoverability tests of Collaboration Products’ intangible assets, we determined no impairment charges were required for the year ended December 31, 2021.

Managed Services Reportable Segment

During the year ended December 31, 2021, our Managed Services segment stopped offering video meeting suites (“VMS”) services. VMS services were a component of our video collaboration services revenue stream and contributed to the cash flows relating to the affiliate network intangible asset. During the year ended December 31, 2021, we identified the cessation of our VMS services to be a triggering event for a recoverability test of the affiliate network intangible asset. Based on the corresponding recoverability test, we deemed the affiliate network intangible asset to have no remaining value. Therefore, we recorded an impairment charge of $207,000 for the year ended December 31, 2021.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350.

The average lives for the components of intangible assets are as follows:

Collaboration Products	Life
Developed technology	5 years
Trade names	10 years
Distributor relationships	5 years

Related amortization expense was $2,371,000 and $2,432,000 for the years ended December 31, 2021 and 2020, respectively. Amortization expense for each of the next five succeeding years will be as follows (in thousands):

2022	$2,317
2023	2,309
2024	1,792
2025	241
2026	241
Thereafter	662
Total	$7,562

Note 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation costs	$551	$411
Taxes and regulatory fees	92	137
Customer deposits	145	127
Professional fees	69	236
Accrued dividends on Series A-2 Preferred Stock	—	4
Other accrued expenses and liabilities	102	286
	$959	$1,201

Note 9 - Operating Leases and Right-of-Use Assets

We lease three facilities in Los Angeles, California, one facility in Dallas, Texas, and one facility in Austin, Texas, all providing office space. We also lease a facility in City of Industry, California, providing warehouse space. These leases expire between 2022 and 2024. During 2021, and through the date of this filing, we exited leases in Munich, Germany; Los Altos, California, and Boston, Massachusetts. Although subject to COVID restrictions, we currently occupy two of the facilities in Los Angeles and the warehouse space in City of Industry; we have subleases in place for the third Los Angeles property and the Dallas property. With the exception of these spaces described above, we currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433.

Lease expenses, net of common charges and sublet proceeds, for the years ended December 31, 2021 and 2020 were $778,000 and $997,000, respectively.

The following provides balance sheet information related to leases as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Assets
Operating lease, right-of-use asset, net	$659	$903

Liabilities
Current portion of operating lease liabilities	$492	$830
Operating lease liabilities, net of current portion	236	602
Total operating lease liabilities	$728	$1,432

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Year Ending December 31,
2022	$519
2023	225
2024	17
Total lease payments	$761
Effect of discounting	(33)
Total lease liability	$728

During the year ended December 31, 2021, we entered into one new operating lease, modified one operating lease, and terminated two operating leases. During the year ended December 31, 2020, the Company entered into one new operating lease, terminated six operating leases, and recorded aggregate impairment charges of $465,000 on two right-of-use assets. The following table provides a reconciliation of activity for our right-of-use (“ROU”) assets and lease liabilities (in thousands):

	Right-of-Use Asset	Operating Lease Liability
Balance at December 31, 2019	$3,117	$3,314
Additions	116	116
Terminations and Modifications	(864)	(860)
Amortizations and Reductions	(1,001)	(1,138)
Impairment Charges	(465)	—
Balance at December 31, 2020	903	1,432
Additions	60	60
Terminations and Modifications	192	156
Amortizations and Reductions	(496)	(920)
Balance at December 31, 2021	$659	$728

The ROU assets and lease liabilities are recorded on the Company’s consolidated balance sheets as of December 31, 2021 and December 31, 2020.

During the December 31, 2021, the Company entered into one new lease, in Austin Texas, for office space. The new lease commenced in December 2021, has rent payments commencing on February 1, 2022, and has a term of 12 months. The new lease resulted in an addition to ROU Assets, and corresponding increase to lease liability, of $60,000.

During the year ended December 31, 2021, the Company exited two of its leases, one in Los Altos, California and one in Munich, Germany. The Los Altos lease expired in the first quarter of 2021, and the Company elected to not renew the lease, and the Munich lease was exited in second quarter 2021, when the Company negotiated early termination of the lease.

In June 2021, the Company entered into a settlement agreement with the landlord of our Munich, Germany office space to exit the lease early in exchange for €125,000. At the time of the settlement, the remaining liability was €316,000, resulting in a gain of €191,000 ($227,000), which is recorded as other income on the consolidated Statement of Operations during the year ended December 31, 2021. The ROU asset for the Munich lease had been fully impaired as of December 31, 2020.

On December 31, 2020, the Company determined it was not going to be able to sublet the remainder of the Boston property and impaired the ROU asset value of the lease. In February 2022, this lease expired and was exited at that time.

Note 10 - Debt

Debt consisted of the following (in thousands):

	December 31,
	2021	2020
PPP Loan Principal	$—	$2,417,000
Less: current portion of long-term debt	—	2,014,000
Long-term debt, net of current portion	$—	$403,000
Paycheck Protection Program Loan

On April 10, 2020 (the “Origination Date”), the Company received $2,417,000 in aggregate loan proceeds (the “PPP Loan”) from MidFirst Bank (the “Lender”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan was evidenced by a Promissory Note (the “Note”), dated April 10, 2020, by and between the Company and the Lender. Subject to the terms of the Note, the PPP Loan bore interest at a fixed rate of one percent (1.0%) per annum. The PPP Loan was unsecured and guaranteed by the U.S. Small Business Administration.

The PPP provided for forgiveness of up to the full amount borrowed as long as the Company uses the loan proceeds disbursement for eligible purposes as described in the CARES Act and related guidance. On July 28, 2021, the Company received notice that the PPP Loan had been forgiven in its entirety.

As of December 31, 2020, the Company accounted for payments that are due within 12 months of the balance sheet date as current liabilities and payments due thereafter as non-current liabilities. As of December 31, 2021, there is no remaining principal balance or accrued interest on the Note due to the forgiveness of the Note. The Company recognized a gain on debt extinguishment of $2,448,000 during the year ended December 31, 2021, comprised of $2,417,000 of Note principal and $31,000 of accrued interest as of the date of forgiveness. This gain is recorded as a “Gain on extinguishment of debt” in our consolidated Statement of Operations.

Note 11 - Capital Stock

Common Stock

On February 11, 2021, the Company, acting pursuant to authorization from its Board of Directors, determined to voluntarily withdraw the listing of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from the NYSE American Stock Exchange (the “NYSE American”) and transfer such listing to The Nasdaq Capital Market (“Nasdaq”). The Company’s listing and trading of its Common Stock on the NYSE American ended at market close on February 11, 2021, and trading began on Nasdaq at market open on February 12, 2021, and is continuing to trade under the ticker symbol “OBLG”. As of December 31, 2021 we had 150,000,000 shares of our $0.0001 par value Common Stock authorized, with 30,929,331 and 30,816,048 shares of issued and outstanding, respectively.

The following table provides a summary of Common Stock activity for the years ended December 31, 2021 and 2020 (in thousands):

Issued Shares as of December 31, 2019	5,267

Less Treasury Shares:	105

Outstanding Shares as of December 31, 2019	5,162

Issuances from Private Placements	2,293
Issuances from Preferred Stock Conversions	158
Issuances related to Warrants	72
Issuances related to Stock Compensation	31
Forfeitures of Restricted Stock Awards	(9)
Issuance of shares for fees	50
Issued Shares as of December 31, 2020	7,862

Less Treasury Shares:	113

Outstanding Shares as of December 31, 2020	7,749

Issuances from Private Placements	4,000
Issuances from Preferred Stock Conversions	18,846
Issuances related to Stock Compensation	200
Issuance of shares for fees	21
Issued Shares as of December 31, 2021	30,929

Less Treasury Shares:	113

Outstanding Shares as of December 31, 2021	30,816
During the years ended December 31, 2021 and 2020, 18,846,411 and 158,333 shares of the Company’s Common stock were issued in relation to preferred stock conversions, respectively, and 200,000 and 30,834 shares were issued as stock-based compensation, respectively. See Note 12 - Preferred Stock and Note 13 - Stock Based Compensation for further information.

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

During the years ended December 31, 2021 and 2020, the Company recorded stock-based professional services expense of $390,000 and $58,000, respectively, relating to the issuance of the shares above, which is included as a component of general and administrative expense in the accompanying consolidated Statements of Operations.

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

Warrants

On October 21, 2020, the Company issued warrants to purchase up to 521,500 shares of Common Stock pursuant to a securities purchase agreement with certain accredited investors. The Warrants have a term of 2 years, are initially exercisable at $4.08 per share and are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Warrants was recorded to additional paid-in capital during the year ended December 31, 2020. As of December 31, 2021, no warrants had been exercised.

On December 6, 2020, the Company issued warrants to purchase up to 625,000 shares of Common Stock pursuant to a securities purchase agreement with certain accredited investors. The Warrants have a term of 2 years, are initially exercisable at $5.49 per share and are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Warrants was recorded to additional paid-in capital during the year ended December 31, 2020. As of December 31, 2021, no warrants had been exercised.

On June 30, 2021, the Company issued Series A Warrants to purchase up to 1,000,000 shares of Common Stock, and Series B Warrants to purchase up to 3,000,000 shares of Common Stock, pursuant to a securities purchase agreement with certain accredited investors. The Series A Warrants had an original term of 6 months and are initially exercisable at $4.00 per share. The Series B Warrants have a term of 3 years, commencing six months and one day from the date of issuance, and are initially exercisable at $4.40 per share. All of the warrants are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Series A and B Warrants was recorded to additional paid-in capital during the year ended December 31, 2021. As of December 31, 2021, no warrants had been exercised.

On December 31, 2021, the Company agreed with all the holders of Series A Warrants to amend the terms of the Series A Warrants to extend the Termination Date from January 4, 2022 to January 4, 2023. All other terms of the Series A Warrants will remain in full force and effect. The modification resulted in an incremental value adjustment, and deemed dividend, of $37,000, which was recorded to additional paid in capital on December 31, 2021.

Warrant activity for the years ended December 31, 2021 and 2020 is presented below:

	Outstanding
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2019	72,238	0.01
Granted	1,146,500	4.85
Exercised	(72,238)	0.01
Warrants outstanding and exercisable, December 31, 2020	1,146,500	$4.85
Granted	4,000,000	$4.30
Warrants outstanding and exercisable, December 31, 2021	5,146,500	$4.85
Treasury Shares

The Company maintains Treasury Stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on Stock Compensation transactions, or when purchasing shares related to the Stock Repurchase Program discussed below. The following table shows the activity for Treasury Stock during the years ended December 31, 2021 and 2020 (in thousands):

	Shares	Value
Treasury Shares as of December 31, 2019	105	$(165)
Purchases to cover stock compensation taxes	8	$(16)
Treasury Shares as of December 31, 2020	113	$(181)
Treasury Shares as of December 31, 2021	113	$(181)

During the year ended December 31, 2020, the Company repurchased 7,998 shares of the Company’s Common Stock (and recorded such shares in treasury stock) from employees to satisfy $16,000 of minimum statutory tax withholding requirements relating to the vesting of stock awards, respectively. No shares of the Company’s Common Stock were repurchased during the year ended December 31, 2021.

Note 12 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2021 we had 1,938,250 designated shares of preferred stock and no shares of preferred stock issued and outstanding. As of December 31, 2020, we had 1,829,582 shares of preferred stock outstanding.

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

The Series A-2 Preferred Stock was senior to all outstanding classes of the Company’s equity and was entitled to cumulative dividends at a rate of 5.0% per annum. As of December 31, 2020, the Company had recorded $4,000 in accrued dividends on the accompanying consolidated Balance Sheets related to the Series A-2 Preferred Stock outstanding. During the year ended December 31, 2021, an additional $1,000 dividend was recorded.

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

Series D and E Preferred Stock

In connection with the Oblong Industries acquisition, the Company issued an aggregate of 1,686,659 shares of Series D Preferred Stock and an aggregate of 49,967 restricted shares of Series D Preferred Stock (“Restricted Series D Preferred Stock”), the latter of which were subject to vesting over a two-year period following the Closing Date.

Pursuant to the terms of the Series D Certificate of Designations, each share of Series D Preferred Stock was entitled to receive an annual dividend equal to 6% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series D Preferred Stock (or October 1, 2020). Prior to the first anniversary of the issuance of the Series D Preferred Stock no dividends will accrue on such stock. Dividends were cumulative and accrued daily in arrears. The accrued value of the Series D Preferred Stock was increased by the amount of such dividends from October 1, 2020 through the date of conversion as described below.

During the years ended December 31, 2021 and 2020, 81 and 28,618 of Restricted Series D Preferred Stock were forfeited, respectively, and, in 2021, 855 shares of Series D Preferred Stock were surrendered to cover the taxes on vesting shares.

On October 1, 2019, Oblong entered into a Series E Preferred Stock Purchase Agreement relating to the offer and sale by the Company of up to 131,579 shares of Series E Preferred Stock at a price of $28.50 per share. The Company sold a total of 131,579 shares of Series E Preferred Stock for net proceeds of approximately $3,750,000. The 131,579 shares of Series E Preferred Stock had an aggregate Accrued Value of $3,750,000 and upon their conversion would convert at a conversion price of $2.85 per share into 1,315,790 common shares.

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

Note 13 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of December 31, 2021, the share pool available for new grants under the 2019 Plan is 2,513,500.

Shares Issued

During the year ended December 31, 2020, the Company issued 7,500 shares under the 2019 Plan to a former Board member and recorded stock-based compensation expense of $35,000 in general and administrative expenses (based on the stock price on the date of issuance).

Stock Options

On June 28, 2021, the Company granted 300,000 stock options to certain employees. These options have a term of 10 years, vest equally over 3 years, 1/3 upon each anniversary of the grant date, and have an exercise price of $3.25 per share. Using the Black-Scholes option pricing model, the options were determined to have a fair value of $744,000 which is being expensed ratably over the vesting term. No stock options were granted during the year ended December 31, 2020. The fair value of each stock option granted was estimated using the following assumptions:

June 28, 2021
Risk free interest rate	0.47%
Expected option lives	3 years
Expected volatility	1.36
Estimated forfeiture rate	—
Expected dividend yields	—
Weighted average grant date fair value of options	$2.48

A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2021 and 2020 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2019	215,345	$12.27	215,345	$12.27
Expired	(107,845)	4.92
Options outstanding and exercisable, December 31, 2020	107,500	19.64	107,500	19.64
Granted	300,000	3.25
Options outstanding and exercisable, December 31, 2021	407,500	$7.57	107,500	$19.64

Additional information as of December 31, 2021 is as follows:

	Outstanding Exercisable			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $10.00	302,500	9.43	$3.30	2,500	$9.00
$10.01 – $20.00	97,500	1.06	19.32	97,500	19.32
$20.01 – $30.00	2,500	0.43	21.80	2,500	21.80
$30.01 – $40.00	5,000	0.19	30.20	5,000	30.20
	407,500	7.26	$7.57	107,500	$19.64

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was $126,000 stock compensation expense, recorded as a component of Research and Development and General and Administrative expense, related to stock options for the year ended December 31, 2021, and $618,000 remaining as unrecognized stock-based compensation expense for options as of December 31, 2021 which will be recognized over a weighted average period of 2.5 years. There was no recognized or unrecognized stock-based compensation expense for options for the year ended and as of December 31, 2020.
Restricted Stock Awards

As of December 31, 2021 and 2020, there were 627 unvested restricted stock awards outstanding, with a weighted average grant date price of $15.80. The awards were issued in 2014 and vest over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years; therefore, there is no stock-based compensation expense for restricted stock awards for the years ended December 31, 2021 and 2020.

Restricted Stock Units

On August 18, 2021, the Company granted 200,000 restricted stock units (“RSUs”) to certain board members. These RSUs vested immediately upon issuance. The price per share of the Company’s common stock was $2.19 on the grant date, resulting in a total fair value of $438,000 which was included in general and administrative expense, as stock-based compensation expense, upon issuance. No RSUs were granted during the year ended December 31, 2020 and $5,000 of stock compensation expense was recorded for existing RSUs for the year ended December 31, 2020. There was no remaining unrecognized stock-based compensation expense for RSUs at December 31, 2021.

As of December 31, 2021, there were no unvested restricted stock units (“RSUs”) outstanding and 28,904 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

Restricted Series D Preferred Stock

In connection with the acquisition of Oblong Industries, all options to purchase shares of Oblong Industries’ common stock held by existing employees of Oblong Industries were canceled and exchanged for an aggregate of 49,967 restricted shares of Series D Preferred Stock (“Restricted Series D Preferred Stock”), which were subject to vesting over a two-year period following the Closing Date. This vesting period and compensation expense were accelerated, in February 2021, when the Restricted Series D shares were converted to shares of Common Stock. Refer to Note 12 - Preferred Stock for discussion on the conversion of the Series D Restricted Preferred Stock.

Stock-based compensation expense relating to Restricted Series D Preferred Stock is allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$17	$47
Sales, general and administrative	16	111
	$33	$158

During the years ended December 31, 2021 and 2020, 81 and 28,618 shares of Restricted Series D Preferred Stock were forfeited, respectively and no shares were outstanding and there was no remaining unrecognized stock-based compensation as of December 31, 2021.

Note 14 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2021 and December 31, 2020, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Vested RSUs (for which shares of common stock have not yet been delivered) are included in the calculations of basic net loss per share. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, preferred stock, RSUs, and unvested restricted stock awards, to the extent they are dilutive. For the year ended December 31, 2021, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net losses).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
Numerator:	2021	2020
Net loss	$(9,051)	$(7,421)
Less: preferred stock dividends	1	17
Less: undeclared dividends	366	788
Less: conversion inducement	300	—
Less: warrant modification	37	—
Net loss attributable to common stockholders	$(9,755)	$(8,226)
Denominator:
Weighted-average number of shares of common stock for basic net loss per share	26,567	5,547
Basic and diluted net loss per share	$(0.37)	$(1.48)

The weighted-average number of shares, for the years ended December 31, 2021 and 2020, includes 28,904 shares of vested RSUs, as discussed in Note 13 - Stock Based Compensation.
The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Outstanding stock options	407,500	107,500
Unvested restricted stock awards	627	627
Shares of common stock issuable upon conversion of Series A-2 preferred stock	—	18,161
Shares of common stock issuable upon conversion of Series D preferred stock	—	17,020,100
Shares of common stock issuable upon conversion of Series E preferred stock	—	1,315,790
Warrants	5,146,500	1,146,500

Note 15 - Segment Reporting

Effective October 1, 2019, the former businesses of Glowpoint (now Oblong, Inc.) and Oblong Industries have been managed separately, and involve different products and services. Accordingly, the Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions.

Certain information concerning the Company’s segments for the years ended December 31, 2021 and 2020 is presented in the following tables (in thousands):

	For the Year Ended December 31, 2021
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$4,270	$3,469	$—	$7,739
Cost of revenues	2,991	2,030	—	5,021
Gross profit	$1,279	$1,439	$—	$2,718
Gross profit %	30.0%	41.5%	—%	35.1%

Allocated operating expenses	$593	$7,556	$—	$8,149
Unallocated operating expenses	—	—	6,363	6,363
Total operating expenses	$593	$7,556	$6,363	$14,512

Income (loss) from operations	$686	$(6,117)	$(6,363)	$(11,794)
Interest and other income (expense), net	(22)	227	2,448	2,653
Income (loss) before income taxes	$664	$(5,890)	$(3,915)	$(9,141)
Income tax expense	$(15)	$(75)	$—	$(90)
Net income (loss)	$679	$(5,815)	$(3,915)	$(9,051)

	As of December 31, 2021
Total assets	$9,259	$19,348	$—	$28,607

	For the Year Ended December 31, 2020
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$6,227	$9,106	$—	$15,333
Cost of revenues	3,789	3,491	—	7,280
Gross profit	$2,438	$5,615	$—	$8,053
Gross profit %	39.2%	61.7%	—%	52.5%

Allocated operating expenses	$1,479	$9,913	$—	$11,392
Unallocated operating expenses	—	—	6,725	6,725
Total operating expenses	$1,479	$9,913	$6,725	$18,117

Income (loss) from operations	$959	$(4,298)	$(6,725)	$(10,064)
Interest and other income (expense), net	(19)	2,765	—	2,746
Income (loss) before income taxes	$940	$(1,533)	$(6,725)	$(7,318)
Income tax expense	$50	$53	$—	$103
Net income (loss)	$890	$(1,586)	$(6,725)	$(7,421)

	As of December 31, 2020
Total assets	$6,494	$22,649	$—	$29,143

Unallocated operating expenses include costs for the year ending December 31, 2021 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.
For the years ended December 31, 2021 and 2020, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$4,615	$10,288
Foreign	3,124	5,045
	$7,739	$15,333
Disaggregated information for the Company’s revenue has been recognized in the accompanying consolidated statements of operations and is presented below according to contract type (dollars in thousands):

	Year ended December 31,
	2021	% of Revenue	2020	% of Revenue
Revenue: Managed Services
Video collaboration services	$854	11.0%	$2,413	15.7%
Network services	3,347	43.2%	3,611	23.6%
Professional and other services	69	0.9%	203	1.3%
Total Managed Services revenue	$4,270	55.2%	$6,227	40.6%

Revenue: Collaboration Products
Visual collaboration product offerings	$3,367	43.5%	$6,873	44.8%
Professional services	—	—%	1,033	6.7%
Licensing	102	1.3%	1,200	7.8%
Total Collaboration Products revenue	$3,469	44.8%	$9,106	59.4%
Total revenue	$7,739	100.0%	$15,333	100.0%
The Company’s long-lived assets were 100% located in domestic markets as of December 31, 2021 and 2020.
The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Year Ended December 31,
		2021	2020
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	34.7%	17.0%
Customer B	Collaboration Products	—%	17.0%
Concentration of accounts receivable was as follows:

		As of December 31,
		2021	2020
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	24.9%	14.1%
Customer B	Collaboration Products	—%	20.1%
Customer C	Collaboration Products	—%	12.0%
Customer D	Collaboration Products	20.1%	—%
Customer E	Collaboration Products	18.2%	—%

Note 16 - Commitments and Contingencies

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. As of the date hereof, we are not party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations or liquidity.

COVID-19
On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run. The COVID-19 pandemic has materially affected our revenue and results of operations for the years ended December 31, 2021 and 2020. The decreases in our revenue are primarily attributable to the effects of the global pandemic on our channel partners and customers as they evaluate how and when to re-open their commercial real estate footprints. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. During 2021 and 2020, we have seen a continuing weakness in revenue as our customers across all sectors delayed order placements in reaction to the ongoing impacts of the COVID-19 pandemic that caused our customers to suspend or postpone real estate retrofit projects due to budget and occupancy uncertainties. We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the COVID-19 pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

Note 17 - Income Taxes

The following table sets forth pretax book loss (in thousands):

	Year Ended December 31,
	2021	2020
United States	$(9,340)	$(7,570)
Foreign	199	252
Total	$(9,141)	$(7,318)

The following table sets forth income before taxes and the income tax expense for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
Foreign	(75)	53
State	(15)	50
Total current	(90)	103

Total deferred	—	—
Income tax (benefit) expense	$(90)	$103

Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2021 and 2020 as shown in the following table (in thousands):

	Year Ended December 31,
	2021	2020
U.S. federal income taxes at the statutory rate	$(1,919)	$(1,533)
State taxes, net of federal effects	(464)	(122)
UK Anti-Hybrid expense addback	(1,837)	289
Transaction costs	—	—
Goodwill impairment	—	114
Section 382 Limitation	—	—
Adjustment to NOL Benefit	20	4,640
NOL Carryforward Adjustment for Expired NOLs	78	84
Stock Compensation Plan Adjustments	(38)	272
Change in state apportionment rate	(10)	(350)
Change in valuation allowance	4,662	(3,868)
Research and development credit	—	546
True up of prior year foreign tax expense	(108)	—
Other	22	31
Income tax (benefit) expense	$(90)	$103

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and 2020 is presented below (in thousands):

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Tax benefit of operating loss carry forward - Federal	$26,902	$23,184
Tax benefit of operating loss carry forward - State	6,225	5,548
Accrued expenses	88	141
Deferred revenue	287	417
Stock-based compensation	449	396
Fixed assets	287	329
Goodwill	102	167
Inventory	197	47
Intangible amortization	(1,777)	(2,285)
R&D credit	2,154	2,154
Texas margin tax temporary credit	139	159
Other	62	285
Total deferred tax asset, net	$35,220	$30,542

Valuation allowance	(35,220)	(30,542)
Net deferred tax liability	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results. The change in valuation allowance for the year ended December 31, 2021 is an increase of $4,678,000 resulting from current year tax loss and adjustment to NOL carryforward. The change in valuation allowance for the year ended December 31, 2020 was a decrease of $4,005,000.

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

As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the 2019 ownership change resulted in the permanent loss of approximately $30,880,000 of tax NOL carryforwards. At December 31, 2020, we had federal net operating loss carryforwards of $110,401,000 available to offset future federal taxable income, after Section 382 limitation considerations. Of this amount, $76,500,000 were pre-2018 NOL Carryforwards which expire in various amounts from 2022 through 2037. At December 31, 2021, we had federal net operating loss carryforwards of $128,104,000 available to offset future federal taxable income, after section 382 limitation considerations. Of this amount, $76,165,000 are pre-2018 NOL carryforwards which expire in various amounts from 2022 through 2037. As of December 31, 2021 and 2020, the Company also has various state net operating loss carryforwards of $114,696,000 and $94,223,000, respectively. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change, from year to year and impact the amount of such carryforwards.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to unrecognized tax benefits. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2021 and 2020.

The Internal Revenue Service may generally access additional income tax for the most recent three years. This would generally prevent the Internal Revenue Service from opening an examination for years ended on or before December 31, 2018. However, there are exceptions that can extend the statute of limitations to six years, and in some cases, prevent the statute of limitations from ever expiring.

The United Kingdom subsidiary is a hybrid entity. It was subject to a United Kingdom tax law that required the Company to disallow the expenses of our United Kingdom subsidiary from our U.S. tax returns for the years 2018 through 2020. This resulted in disallowed deductions in the amount of $7,260,000 on our U.S. tax return. A United Kingdom finance bill enacted in 2021 revised this rule so that this anti-hybrid restriction is no longer applicable to this entity.

Note 18 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2021 and 2020 were $130,000 and $58,000, respectively.

Note 19 - Related Party Transactions

Effective August 16, 2021, Matthew Blumberg was appointed to the Company’s Board of Directors. Mr. Blumberg is the Co-Founder and CEO of Bolster, an on-demand executive talent marketplace that helps accelerate companies’ growth by connecting them with experienced, highly vetted executives for interim, fractional, advisory, project-based or board roles. During the year ended December 31, 2021, the Company paid Bolster $31,000 for fractional labor.