Form 10-Q
period 2022-03-31
Oblong, Inc.
filed 2022-05-11
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 10, 2022 was 30,816,048.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2021, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; our ability to launch new product offerings; our expectations relating to the launch of our new subscription-based software offerings; our ability to launch new product offerings; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; statements relating to market need, evolution of our solutions and our service platforms; and effectiveness of our disclosure controls and procedures. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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
•potential future impairment charges related to goodwill and intangible assets;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$6,525	$8,939
Restricted cash	61	61
Accounts receivable, net	555	849
Inventory	1,718	1,821
Prepaid expenses and other current assets	1,441	1,081
Total current assets	10,300	12,751
Property and equipment, net	122	159
Goodwill	6,229	7,367
Intangibles, net	6,982	7,562
Operating lease - right of use asset, net	532	659
Other assets	64	109
Total assets	$24,229	$28,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	553	259
Accrued expenses and other current liabilities	1,147	959
Current portion of deferred revenue	736	783
Current portion of operating lease liabilities	395	492
Total current liabilities	2,831	2,493
Long-term liabilities:
Operating lease liabilities, net of current portion	170	236
Deferred revenue, net of current portion	302	381
Total long-term liabilities	472	617
Total liabilities	3,303	3,110
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock, $.0001 par value; 150,000,000 shares authorized; 30,929,331 shares issued and 30,816,048 outstanding at March 31, 2022 and December 31, 2021	3	3
Treasury stock, 113,283 shares of common stock at March 31, 2022 and December 31, 2021	(181)	(181)
Additional paid-in capital	227,549	227,581
Accumulated deficit	(206,445)	(201,906)
Total stockholder's equity	20,926	25,497
Total liabilities and stockholders’ equity	$24,229	$28,607
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$1,532	$1,918
Cost of revenue (exclusive of depreciation and amortization)	1,033	1,290
Gross profit	499	628

Operating expenses:
Research and development	1,004	692
Sales and marketing	562	527
General and administrative	1,690	2,067
Impairment charges	1,138	31
Depreciation and amortization	627	722
Total operating expenses	5,021	4,039
Loss from operations	(4,522)	(3,411)
Interest and other expense, net	6	22
Loss before income taxes	(4,528)	(3,433)
Income tax expense	11	—
Net loss	(4,539)	(3,433)
Preferred stock dividends	—	1
Undeclared dividends	—	366
Induced conversion of Series A-2 Preferred Stock	—	300
Net loss attributable to common stockholders	$(4,539)	$(4,100)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.15)	$(0.23)

Weighted-average number of shares of common stock:
Basic and diluted	30,816	17,756

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2022
(In thousands, except shares)
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2021	30,929,331	$3	113,283	$(181)	$227,581	$(201,906)	$25,497
Net loss	—	—	—	—	—	(4,539)	(4,539)
Stock-based compensation	—	—	—	—	52	—	52
Forfeiture of vested stock options	—	—	—	$—	$(84)	$—	$(84)
Balance at March 31, 2022	30,929,331	$3	113,283	$(181)	$227,549	$(206,445)	$20,926

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2021
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at Balance at December 31, 2020	45	$—	1,697,958	$—	131,579	$—	7,861,912	$1	113,283	$(181)	$215,092	$(192,855)	$22,057
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,433)	(3,433)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	33	—	33
Conversion of Series A-2 Preferred Stock, including dividend accrual	(45)	—	—	—	—	—	84,292	—	—	—	—	—	—
Conversion of Series D and E Preferred Stock	—	—	(1,697,022)	—	(131,579)	—	18,762,119	2	—	—	(2)	—	—
Issuance of stock for services	—	—	—	—	—	—	21,008	—	—	—	274	—	274
Forfeitures of restricted stock	—	—	(81)	—	—	—	—	—	—	—	—	—	—
Series D Preferred shares to pay withholding taxes	—	—	(855)	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	—	$—	—	$—	—	$—	26,729,331	$3	113,283	$(181)	$215,397	$(196,288)	$18,931
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,539)	$(3,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	627	722
Bad debt expense	111	240
Stock-based compensation	52	33
Stock-based expense for services	—	274
Forfeiture of unvested stock options	(84)	—
Loss on foreign currency remeasurement	—	4
Impairment charges - property and equipment	—	31
Impairment charges - goodwill	1,138	—
Changes in operating assets and liabilities:
Accounts receivable	183	1,147
Inventory	103	(574)
Prepaid expenses and other current assets	(360)	(456)
Right of use asset	127	130
Other assets	45	(7)
Accounts payable	294	766
Accrued expenses and other current liabilities	188	332
Deferred revenue	(126)	(232)
Lease liabilities	(163)	(212)
Net cash used in operating activities	(2,404)	(1,235)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(17)
Proceeds from sale of equipment	1	—
Net cash used in investing activities	(10)	(17)
Decrease in cash and restricted cash	(2,414)	(1,252)
Cash and restricted cash at beginning of period	9,000	5,277
Cash and restricted cash at end of period	$6,586	$4,025

Supplemental disclosures of cash flow information:

Reconciliation of cash and restricted cash
Cash	$6,525	$3,964
Restricted cash	61	61
Total cash and restricted cash	$6,586	$4,025

Non-cash investing and financing activities:
Accrued preferred stock dividends	$—	$1
Inducement to convert Series A-2 Preferred Stock to common	$—	$300
Common stock issued for conversion of Preferred Stock	$—	$3
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

Basis of Presentation

The Company's fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended December 31, 2021. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2021 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2021 and notes thereto included in the Company's fiscal 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022 (the “2021 10-K”).

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Oblong and our 100%-owned subsidiaries, (i) GP Communications, LLC (“GP Communications”), whose business function is to provide interstate telecommunications services for regulatory purposes, (ii) Oblong Industries, and (iii) Oblong Europe Limited, a subsidiary of Oblong Industries. All inter-company balances and transactions have been eliminated in consolidation. The U.S. Dollar is the functional currency for all subsidiaries.

Segments
The Company currently operates in two segments: (1) “Collaboration Products” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions. See Note 10 - Segment Reporting for further discussion.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2021 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

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

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB is issuing this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring after the effective date of the amendments. The Company has adopted this standard, effective January 1, 2022, and it did not have a material affect on our financial statements.

Note 2 - Liquidity and Going Concern Uncertainty

As of March 31, 2022, we had $6,586,000 in cash, consisting of $6,525,000 in available cash and $61,000 in restricted cash, and working capital of $7,469,000. For the three months ended March 31, 2022, we incurred a net loss of $4,539,000 and used $2,404,000 of net cash in operating activities.

Future Capital Requirements and Going Concern

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the Company, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, and capital expenditures. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the its current projection of revenue, expenses, capital expenditures, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Goodwill

As of March 31, 2022 and December 31, 2021, goodwill was $6,229,000 and $7,367,000, respectively, recorded in connection with the October 1, 2019 acquisition of Oblong Industries (our Collaboration Products reporting unit).

We test goodwill for impairment on an annual basis on September 30 of each year, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. To determine the fair value of the reporting unit for the goodwill impairment test, we use a weighted average of the discounted cash flow method and market-based method.

We considered the sustained decline in our stock price to be a triggering event for an interim goodwill impairment test, as of March 31, 2022, and we recorded an impairment charge against the carrying value of Goodwill of $1,138,000 for the three months ended March 31, 2022, as the carrying amount of the Collaboration Products reporting unit exceeded its fair value on the test date. This charge is recognized as “Impairment Charges” on our condensed consolidated Statements of Operations. In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 4 - Intangible Assets

The following table presents the components of net intangible assets for our Collaboration Products reporting segment (in thousands):

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Lives
Developed technology	$10,060	$(5,040)	$5,020	$10,060	$(4,537)	$5,523	5 years
Trade names	2,410	(603)	1,807	2,410	(542)	1,868	10 years
Distributor relationships	310	(155)	155	310	(139)	171	5 years
Total	$12,780	$(5,798)	$6,982	$12,780	$(5,218)	$7,562

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three months ended March 31, 2022 and 2021, we considered the declines in revenue for the Collaboration Products reporting segment to be a triggering event for an impairment test of intangible assets for this reporting unit. Based on the corresponding recoverability test of the intangible assets for this reporting unit, we determined no impairment changes were required for the three months ended March 31, 2022 and 2021. The recoverability test consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets, which included judgments and assumptions with regard to the Company’s transition to its cloud-based offerings, to the respective carrying amounts. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to ten years in accordance with ASC Topic 350.

Related amortization expense was $580,000 and $597,000 for the three months ended March 31, 2022 and 2021, respectively.

Amortization expense for each of the next five succeeding years will be as follows (in thousands):

Remainder of 2022	$1,737
2023	2,309
2024	1,792
2025	241
2026	241
Thereafter	662
Total	$6,982

Note 5 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued compensation costs	$608	$551
Accrued professional fees	182	69
Accrued taxes and regulatory fees	84	92
Customer deposits	115	145
Other accrued expenses and liabilities	158	102
Accrued expenses and other liabilities	$1,147	$959

Note 6 - Leases

We lease three facilities in Los Angeles, California, one facility in Dallas, Texas, and one facility in Austin, Texas, all providing office space. We also lease a facility in City of Industry, California, providing warehouse space. These leases expire between 2022 and 2024. During the three months ended March 31, 2022, we exited a lease in Boston, Massachusetts. We currently occupy two of the facilities in Los Angeles, the warehouse space in City of Industry, and the office facility in Austin, Texas; we have subleases in place for the third Los Angeles property and the Dallas property. With the exception of these spaces described above, we currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433.

Lease expenses, net of common charges and sublet proceeds, for the three months ended March 31, 2022 and 2021 were $139,000 and $267,000, respectively.

The following provides balance sheet information related to leases as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Assets
Operating lease, right-of-use asset, net	$532	$659

Liabilities
Current portion of operating lease liabilities	$395	$492
Operating lease liabilities, net of current portion	170	236
Total operating lease liabilities	$565	$728

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments
2022	$346
2023	225
2024	17
Total lease payments	588
Effect of discounting	(23)
Total lease liability	$565

During the three months ended March 31, 2022, we did not enter into any new leases and we terminated our Boston, MA lease upon expiration. During the year ended December 31, 2021, we entered into one new operating lease, modified one operating lease, and terminated two operating leases. The following table provides a reconciliation of activity for our right-of-use (“ROU”) assets and lease liabilities (in thousands):

	Right-of-Use Asset	Operating Lease Liability
Balance at December 31, 2020	$903	$1,432
Additions	60	60
Terminations and Modifications	192	156
Amortization and Payments	(496)	(920)
Balance at December 31, 2021	659	728
Amortization and Payments	(127)	(163)
Balance at March 31, 2022	$532	$565

The ROU assets and lease liabilities are recorded on the Company’s condensed consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

Note 7 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on The Nasdaq Capital Market (“Nasdaq”), under the ticker symbol “OBLG”. As of March 31, 2022, we had 150,000,000 shares of our Common Stock authorized, with 30,929,331 and 30,816,048 shares issued and outstanding, respectively.
The Company did not issue any shares of Common Stock during the three months ended March 31, 2022.
Warrants

Warrants outstanding as of March 31, 2022 are as follows:

Issue Date	Warrants Issued	Exercise Price	Expiration Date
October 21, 2020	521,500	$4.08	October 22, 2022
December 6, 2020	625,000	5.49	December 7, 2022
June 30, 2021 - Series A(1)	1,000,000	4.00	January 4, 2023
June 30, 2021 - Series B	3,000,000	4.40	June 30, 2024
	5,146,500
(1) Series A Warrants shown as amended on December 31, 2021

Warrant activity for the year ended December 31, 2021 is presented below. There was no warrant activity for the three months ended March 31, 2022.

	Outstanding
	Number of Warrants (in thousands)	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2020	1,146,500	$4.85
Granted	4,000,000	4.30
Warrants outstanding and exercisable, December 31, 2021	5,146,500	4.42
Warrants outstanding and exercisable, March 31, 2022	5,146,500	$4.42

Treasury Shares

The Company maintains treasury stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the three months ended March 31, 2022 or the year ended December 31, 2021.

Note 8 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of March 31, 2022, the share pool available for new grants under the 2019 Plan is 2,663,500.

Stock Options

For the three months ended March 31, 2022 and the year ended December 31, 2021, no stock options were granted. During the three months ended March 31, 2022, 150,000 unvested stock options were forfeited. In accordance with the 2019 Plan, these cancelled unvested options were added back into the share pool.

A summary of stock options granted, expired, and forfeited under our plans, and options outstanding as of, and changes made during, the three months ended March 31, 2022 and the year ended December 31, 2021 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2020	107,500	$19.64	107,500	$19.64
Granted	300,000	3.25	—	—
Options outstanding and exercisable, December 31, 2021	407,500	7.57	107,500	19.64
Expired	(5,000)	30.20	(5,000)	30.20
Forfeited	(150,000)	3.25	—	—
Options outstanding and exercisable, March 31, 2022	252,500	$9.69	102,500	$19.13

Additional information as of March 31, 2022 is as follows:

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $10.00	152,500	9.13	$3.34	2,500	$1.20
$10.01 – $20.00	97,500	0.81	19.32	97,500	19.32
$20.01 – $30.00	2,500	0.19	21.80	2,500	21.80
	252,500	5.83	$9.69	102,500	$19.13

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. Net stock compensation expense, related to stock options, for the three months ended March 31, 2022 was a negative $32,000 made up of $52,000 in expense and $84,000 in forfeiture credits. No stock compensation expense, related to stock options, was recorded for the three months ended March 31, 2021. The remaining unrecognized stock-based compensation expense for options as of March 31, 2022 was $278,000, which will be recognized over a weighted average period of 2.25 years.
Restricted Stock Awards

As of March 31, 2022 and 2021, there were 627 unvested restricted stock awards outstanding, with a weighted average grant date price of $15.80. The awards were issued in 2014 and vest over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years, therefore, there is no unrecognized stock-based compensation expense for restricted stock awards as of March 31, 2022.

Restricted Stock Units

As of March 31, 2022 and 2021, there were no unvested restricted stock units (“RSUs”) outstanding. As of March 31, 2022, 28,904 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

There was no stock compensation expense related to RSUs for the three months ended March 31, 2022 and 2021. There was no remaining unrecognized stock-based compensation expense for RSUs as of March 31, 2022.

Note 9 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at March 31, 2022 and 2021, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three months ended March 31, 2022 and 2021, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(4,539)	$(3,433)
Less: preferred stock dividends	—	(1)
Less: undeclared dividends	—	(366)
Less: loss on induced conversion of Series A-2 Preferred Stock	—	(300)
Net loss attributable to common stockholders	$(4,539)	$(4,100)
Denominator:
Weighted-average number of shares of common stock	30,816	17,756
Basic and diluted net loss per share	$(0.15)	$(0.23)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	Three Months Ended March 31,
	2022	2021
Unvested restricted stock awards	627	627
Outstanding stock options	252,500	107,500
Warrants	5,146,500	1,146,500

Note 10 - Segment Reporting

The Company currently operates in two segments: (1) “Managed Services”, which represents the Oblong (former Glowpoint) business surrounding managed services for video collaboration and network applications; and (2) “Collaboration Products” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings.

Certain information concerning the Company’s segments for the three months ended March 31, 2022 is presented in the following tables (in thousands):

	Three Months Ended March 31, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$966	$566	$—	$1,532
Cost of revenues	645	388	—	1,033
Gross profit	$321	$178	$—	$499
Gross profit %	33%	31%		33%

Allocated operating expenses	$56	$3,275	$—	$3,331
Unallocated operating expenses	—	—	1,690	1,690
Total operating expenses	$56	$3,275	$1,690	$5,021

Income (loss) from operations	$265	$(3,097)	$(1,690)	$(4,522)
Interest and other expense, net	6	—	—	6
Net income (loss) before tax	$259	$(3,097)	$(1,690)	$(4,528)
Income tax expense	9	2	—	11
Net income (loss)	$250	$(3,099)	$(1,690)	$(4,539)

	Three Months Ended March 31, 2021
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,195	$723	$—	$1,918
Cost of revenues	833	457	—	1,290
Gross profit	$362	$266	$—	$628
Gross profit %	30%	37%		33%

Allocated operating expenses	$110	$1,831	$—	$1,941
Unallocated operating expenses	—	—	2,098	2,098
Total operating expenses	$110	$1,831	$2,098	$4,039

Income (loss) from operations	$252	$(1,565)	$(2,098)	$(3,411)
Interest and other expense, net	5	17	—	22
Income (loss) before income taxes	$247	$(1,582)	$(2,098)	$(3,433)
Income tax expense	—	—	—	—
Net income (loss)	$247	$(1,582)	$(2,098)	$(3,433)

Unallocated operating expenses in Corporate include costs for the three months ended March 31, 2022 and 2021 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

For the three months ended March 31, 2022 and 2021, there was no material revenue attributable to any individual foreign country.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Domestic	$843	$1,015
Foreign	689	903
	$1,532	$1,918

Disaggregated information for the Company’s revenue has been recognized in the accompanying condensed consolidated Statements of Operations and is presented below according to contract type (in thousands):

	Three Months Ended March 31,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$116	7%	$291	15%
Network services	821	54%	881	46%
Professional and other services	29	2%	23	1%
Total Managed Services revenue	$966	63%	$1,195	62%

Revenue: Collaboration Products
Visual collaboration product offerings	$562	37%	$693	36%
Licensing	4	—%	30	2%
Total Collaboration Products revenue	566	37%	723	38%
Total revenue	$1,532	100%	$1,918	100%

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.
Concentration of revenues was as follows:

		Three Months Ended March 31,
		2022	2021
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	13%	36%
Customer B	Managed Services	44%	10%

Concentration of accounts receivable was as follows:

		As of March 31, 2022
		2022	2021
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Collaboration Products	—%	36%
Customer B	Managed Services	37%	14%
Customer C	Collaboration Products	13%	—%
Customer D	Collaboration Products	10%	—%

Note 11 - Commitments and Contingencies

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. As of the date hereof, we are not party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations or liquidity.

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. There has been continued widespread infection in the United States and abroad, as COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, hybrid operations of businesses and for workers, and quarantine and shelter-in-place orders. Some businesses have imposed vaccine mandates and many businesses are experiencing labor shortages. These factors have also impacted the supply chain, leading to significant delays and shortages. These measures, while intended to protect human life, have had serious adverse impacts on domestic and foreign economies. The severity and duration of such impacts are uncertain as new variants of the COVID-19 virus emerge and a resulting surge in diagnosed cases may be seen. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run. The COVID-19 pandemic has materially affected our revenue and results of operations for 2020, 2021, and the three months ended March 31, 2022. The decreases in our revenue are primarily attributable to the effects of the global pandemic on our channel partners and customers as they evaluate how and when to re-open their commercial real estate footprints. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. During 2020, 2021, and the first three months of 2022, we have seen a continuing weakness in revenue as our customers across all sectors delayed order placements in reaction to the ongoing impacts of the COVID-19 pandemic that caused our customers to suspend or postpone real estate retrofit projects due to budget and occupancy uncertainties. We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the COVID-19 pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

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

We believe there is a substantial market opportunity for our Mezzanine™ product offerings, and we are in the process of transforming our offerings to meet the evolving needs of our customers. Historically, customers have used Mezzanine™ products in conventional commercial real estate spaces such as conference rooms. As discussed below, sales of our Mezzanine product have been adversely affected by commercial response to the COVID-19 pandemic. We are currently designing and developing software offerings for our core collaboration products, with expanded accessibility beyond commercial spaces through both hybrid and software-as-a-service (“SaaS”) solutions delivered in the cloud. These initiatives will require significant investment in technology and product development and sales and marketing. We believe additional capital will be required to fund these investments and our operations. If we do not complete the transformation, or if we fail to manage the transformation successfully and in a timely manner, our revenue, business and operating results may be adversely affected.

Managed Services for Video Collaboration

We provide a range of managed services for video collaboration, from automated to orchestrated, to simplify the user experience in an effort to drive adoption of video collaboration throughout our customers’ enterprise. We deliver our services through a hybrid service platform or as a service layer on top of our customers’ video infrastructure. We provide our customers with i) managed videoconferencing, where we set up and manage customer videoconferences and ii) remote service management, where we provide 24/7 support and management of customer video environments.

Managed Services for Network

We provide our customers with network solutions that ensure reliable, high-quality and secure traffic of video, data and internet. Network services are offered to our customers on a subscription basis. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity.

Oblong’s Results of Operations

Three Months Ended March 31, 2022 (the “2022 First Quarter”) compared to the Three Months Ended March 31, 2021 (the “2021 First Quarter”)

Segment Reporting

The Company currently operates in two segments: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services,” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions. Certain information concerning the Company’s segments for the three months ended March 31, 2022 and 2021 is presented in the following table (in thousands):

	Three Months Ended March 31, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$966	$566	$—	$1,532
Cost of revenues	645	388	—	1,033
Gross profit	$321	$178	$—	$499
Gross profit %	33%	31%		33%

Allocated operating expenses	$56	$3,275	$—	$3,331
Unallocated operating expenses	—	—	1,690	1,690
Total operating expenses	$56	$3,275	$1,690	$5,021

Income (loss) from operations	$265	$(3,097)	$(1,690)	$(4,522)
Interest and other expense, net	6	—	—	6
Net income (loss) before tax	$259	$(3,097)	$(1,690)	$(4,528)
Income tax expense	9	2	—	11
Net income (loss)	$250	$(3,099)	$(1,690)	$(4,539)

Unallocated operating expenses include costs during the 2022 First Quarter that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased 20% in the 2022 First Quarter compared to the 2021 First Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended March 31,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$116	7%	$291	15%
Network services	821	54%	881	46%
Professional and other services	29	2%	23	1%
Total Managed Services revenue	$966	63%	$1,195	62%

Revenue: Collaboration Products
Visual collaboration product offerings	$562	37%	$693	36%
Licensing	4	—%	30	2%
Total Collaboration Products revenue	$566	37%	$723	38%
Total revenue	$1,532	100%	$1,918	100%

Managed Services

•The decrease in revenue for video collaboration services is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•The decrease in revenue for network services is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

Collaboration Products
•The decrease in revenue for visual collaboration product offerings is primarily attributable to the effects of the COVID-19 pandemic on our existing and target customers as they evaluate how and when to re-open their conventional office and conference facility footprints, as Mezzanine™ products are currently used in conventional spaces such as conference rooms. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. During 2020, 2021 and the first three months of 2022, we saw a weakness in revenue as our prospective customers across all sectors delayed order placements in reaction to the ongoing impacts of the pandemic that caused our customers to suspend or postpone real estate retrofit projects due to budget and occupancy uncertainties. We continue to monitor the impact of the pandemic on our customers, suppliers and logistics providers, and evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers may be expected to continue to significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the pandemic may have. Continuation of the pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and may be expected to continue to significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of Revenue
Managed Services	$645	$833
Collaboration Products	388	457
Total cost of revenue	$1,033	$1,290

The decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. The Company’s gross profit as a percentage of revenue was 33% in both the 2022 First Quarter and the 2021 First Quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$1,004	$692	$312	45%
Sales and marketing	562	527	35	7%
General and administrative	1,690	2,067	(377)	(18)%
Impairment charges	1,138	31	1,107	3571%
Depreciation and amortization	627	722	(95)	(13)%
Total operating expenses	$5,021	$4,039	$982	24%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The increase in research and development expenses for the 2022 First Quarter compared to the 2021 First Quarter is primarily attributable to severance costs of $205,000 incurred during the 2022 First Quarter related to certain headcount reductions in March 2022 and a $234,000 increase in consulting and outsourced labor costs between these periods.

Sales and Marketing Expenses. The slight increase in sales and marketing expenses for 2022 First Quarter compared to the 2021 First Quarter is mainly attributable to an increase in marketing costs between these periods.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the 2022 First Quarter compared to the 2021 First Quarter is mainly attributable to a decrease of $274,000 in stock-based expense for professional service fees and a decrease in bad debt expense of $129,000.

Impairment Charges. The impairment charges in the 2022 First Quarter are attributable to impairment charges on goodwill for our Collaboration Products reporting unit, and the impairment in the 2021 First Quarter was attributable to impairment charges on property and equipment no longer in service. Future declines of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the 2022 First Quarter compared to the 2021 First Quarter is mainly attributable to the disposition and impairment of certain assets during 2021 as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The increase in the Company’s loss from operations for the 2022 First Quarter compared to the 2021 First Quarter is mainly attributable to lower revenue and gross profit and higher operating expenses as addressed above.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2022. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion

and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the footnotes thereto, each included in our 2021 10-K.

Liquidity and Capital Resources

As of March 31, 2022, we had $6,586,000 in cash, consisting of $6,525,000 in available cash and $61,000 in restricted cash, and working capital of $7,469,000. For the three months ended March 31, 2022, we incurred a net loss of $4,539,000 and used $2,404,000 of net cash in operating activities.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the Company, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, and capital expenditures. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the its current projection of revenue, expenses, capital expenditures, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022 (the “2021 Annual Report”) There have been no material changes to these risks during the three months ended March 31, 2022. The risks described in the 2021 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities by the Company

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Amendment to Series A Warrants (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 3,2022, and incorporated herein by reference).
10.2
Separation Agreement dated March 4, 2022, between the Company and Pete Hawkes (filed as Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the SEC on March 8, 2022 and incorporated herein by reference).

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

OBLONG, INC.

May 11, 2022	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

May 11, 2022	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)