Form 10-Q
period 2022-06-30
Oblong, Inc.
filed 2022-08-10
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 8, 2022 was 30,816,048.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2021, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; our ability to develop and launch new product offerings; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; statements relating to market need, evolution of our solutions and our service platforms; our expected insurance coverage on our second quarter 2022 casualty loss; and effectiveness of our disclosure controls and procedures. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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
•the success of our sales and marketing approach and efforts and our ability to grow revenue;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$5,107	$8,939
Restricted cash	—	61
Accounts receivable, net	491	849
Inventory	1,078	1,821
Prepaid expenses and other current assets	1,150	1,081
Total current assets	7,826	12,751
Property and equipment, net	75	159
Goodwill	—	7,367
Intangibles, net	6,402	7,562
Operating lease - right of use asset, net	245	659
Other assets	22	109
Total assets	$14,570	$28,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	325	259
Accrued expenses and other current liabilities	976	959
Current portion of deferred revenue	686	783
Current portion of operating lease liabilities	378	492
Total current liabilities	2,365	2,493
Long-term liabilities:
Operating lease liabilities, net of current portion	68	236
Deferred revenue, net of current portion	213	381
Total long-term liabilities	281	617
Total liabilities	2,646	3,110
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock, $.0001 par value; 150,000,000 shares authorized; 30,929,331 shares issued and 30,816,048 outstanding at June 30, 2022 and December 31, 2021	3	3
Treasury stock, 113,283 shares of common stock at June 30, 2022 and December 31, 2021	(181)	(181)
Additional paid-in capital	227,580	227,581
Accumulated deficit	(215,478)	(201,906)
Total stockholder's equity	11,924	25,497
Total liabilities and stockholders’ equity	$14,570	$28,607
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$1,333	$2,049	$2,865	$3,967
Cost of revenue (exclusive of depreciation and amortization and casualty loss)	926	1,249	1,959	2,539
Gross profit	407	800	906	1,428

Operating expenses:
Research and development	398	599	1,402	1,291
Sales and marketing	317	572	879	1,099
General and administrative	1,185	1,383	2,875	3,450
Impairment charges	6,408	17	7,546	48
Casualty loss	533	—	533	—
Depreciation and amortization	599	707	1,226	1,429
Total operating expenses	9,440	3,278	14,461	7,317
Loss from operations	(9,033)	(2,478)	(13,555)	(5,889)
Interest and other expense (income), net	—	(232)	6	(210)
Loss before income taxes	(9,033)	(2,246)	(13,561)	(5,679)
Income tax expense	—	—	11	—
Net loss	(9,033)	(2,246)	(13,572)	(5,679)
Preferred stock dividends	—	—	—	1
Undeclared dividends	—	—	—	366
Induced conversion of Series A-2 Preferred Stock	—	—	—	300
Net loss attributable to common stockholders	$(9,033)	$(2,246)	$(13,572)	$(6,346)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.29)	$(0.08)	$(0.44)	$(0.29)

Weighted-average number of shares of common stock:
Basic and diluted	30,816	26,644	30,816	22,250

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2022
(In thousands, except shares)
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2021	30,929,331	$3	113,283	$(181)	$227,581	$(201,906)	$25,497
Net loss	—	—	—	—	—	(4,539)	(4,539)
Stock-based compensation	—	—	—	—	52	—	52
Forfeiture of unvested stock options	—	—	—	—	(84)	—	(84)
Balance at March 31, 2022	30,929,331	3	113,283	(181)	227,549	(206,445)	20,926
Net loss	—	—	—	—	—	(9,033)	(9,033)
Stock-based compensation	—	—	—	—	31	—	31
Balance at June 30, 2022	30,929,331	$3	113,283	$(181)	$227,580	$(215,478)	$11,924

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

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,572)	$(5,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,226	1,429
Bad debt expense	125	449
Stock-based compensation	83	33
Stock-based expense for services	—	390
Forfeiture of unvested stock options	(84)	—
Gain on extinguishment of liability	—	(227)
Casualty loss on inventory	533	—
Loss on foreign currency remeasurement	—	3
Impairment charges - property and equipment	—	48
Impairment charges - right of use asset	179	—
Impairment charges - goodwill	7,367	—
Changes in operating assets and liabilities:
Accounts receivable	233	1,764
Inventory	210	(1,205)
Prepaid expenses and other current assets	(69)	(702)
Right of use asset	235	250
Other assets	87	7
Accounts payable	66	205
Accrued expenses and other current liabilities	17	408
Deferred revenue	(265)	(429)
Lease liabilities	(282)	(414)
Net cash used in operating activities	(3,911)	(3,670)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(17)
Proceeds from sale of equipment	29	—
Net cash provided by (used in) investing activities	18	(17)
Cash flows from financing activities:
Proceeds from stock issuance, net of issuance costs	—	11,504
Net cash provided by financing activities	—	11,504
(Decrease) increase in cash and restricted cash	(3,893)	7,817
Cash and restricted cash at beginning of period	9,000	5,277
Cash and restricted cash at end of period	$5,107	$13,094

Supplemental disclosures of cash flow information:

Reconciliation of cash and restricted cash
Cash	$5,107	$13,033
Restricted cash	—	61
Total cash and restricted cash	$5,107	$13,094

Cash paid during the period for interest	$6	$2
Non-cash investing and financing activities:
Accrued preferred stock dividends	$—	$1
Inducement to convert Series A-2 Preferred Stock to common	$—	$300
Common stock issued for conversion of Preferred Stock	$—	$3
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2021 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

Recently Issued Accounting Pronouncements

In June 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 as amended, “Financial Instruments - Credit Losses (Topic 326).” Topic 326 introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g. accounts receivable, loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has evaluated the impact the new guidance will have on its consolidated financial statements, and does not expect the impact to be material.

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

Casualty Loss

During the three months ended June 30, 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California. This theft has been recorded as a casualty loss of $533,000 during the three and six months ended June 30, 2022 on the Company’s condensed consolidated Statements of Operations. The theft is being investigated further by the Los Angeles, CA Sheriff’s Department and a claim has been filed with the Company’s insurance company. We are seeking to recover the majority of the loss through our insurance policies and we will offset the casualty loss with the recognition of a gain of any proceeds should we subsequently receive them from our insurance company. No assurances can be provided that we will be successful in recovering any or all of the casualty loss.

Note 2 - Liquidity and Going Concern Uncertainty

As of June 30, 2022, we had $5,107,000 in cash and working capital of $5,461,000. For the six months ended June 30, 2022, we incurred a net loss of $13,572,000 and used $3,911,000 of net cash in operating activities.

Future Capital Requirements and Going Concern

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the Company, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, and capital expenditures. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on its current projection of revenue, expenses, capital expenditures, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Goodwill

As of June 30, 2022 and December 31, 2021, goodwill was zero and $7,367,000, respectively, recorded in connection with the October 1, 2019 acquisition of Oblong Industries (our Collaboration Products reporting unit).
We test goodwill for impairment on an annual basis on September 30 of each year, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. To determine the fair value of the reporting unit for the goodwill impairment test, we use a weighted average of the discounted cash flow method and market-based method.

We considered the sustained decline in our stock price to be a triggering event for an interim goodwill impairment test, as of both March 31, 2022 and June 30, 2022, and we recorded impairment charges against the carrying value of Goodwill of $6,229,000 and $7,367,000 for the three and six months ended June 30, 2022, respectively, as the carrying amount of the Collaboration Products reporting unit exceeded its fair value on the test dates. These charges are recognized as “Impairment Charges” on our condensed consolidated Statements of Operations. Following these impairment charges, our goodwill value was reduced to zero as of June 30, 2022.

Note 4 - Intangible Assets

The following table presents the components of net intangible assets for our Collaboration Products reporting segment (in thousands):

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Lives
Developed technology	$10,060	$(5,544)	$4,516	$10,060	$(4,537)	$5,523	5 years
Trade names	2,410	(663)	1,747	2,410	(542)	1,868	10 years
Distributor relationships	310	(171)	139	310	(139)	171	5 years
Total	$12,780	$(6,378)	$6,402	$12,780	$(5,218)	$7,562

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three and six months ended June 30, 2022, we considered the declines in revenue for the Collaboration Products reporting segment to be a triggering event for an impairment test of intangible assets for this reporting unit. Based on the corresponding recoverability tests of the intangible assets for this reporting unit, we determined no impairment changes were required for the three and six months ended June 30, 2022. The recoverability test consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts, and involves significant judgements and assumptions, related primarily to the future revenue and profitability of the assets. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to ten years in accordance with ASC Topic 350.

Related amortization expense was $580,000, $1,160,000, $613,000, and $1,224,000 for the three and six months ended June 30, 2022 and 2021, respectively.

Amortization expense for each of the next five succeeding years will be as follows (in thousands):

Remainder of 2022	$1,158
2023	2,309
2024	1,791
2025	241
2026	241
Thereafter	662
Total	$6,402

Note 5 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued compensation costs	$677	$551
Accrued professional fees	77	69
Accrued taxes and regulatory fees	84	92
Customer deposits	115	145
Other accrued expenses and liabilities	23	102
Accrued expenses and other liabilities	$976	$959

Note 6 - Leases

We lease three facilities in Los Angeles, California and one facility in Austin, Texas, each providing office space. We also lease a facility in City of Industry, California, providing warehouse space. These leases expire between 2022 and 2024. During the six months ended June 30, 2022, we exited leases in Boston, Massachusetts and Dallas, Texas. We currently occupy the warehouse space in City of Industry, and the office facility in Austin, Texas, and we have a sublease in place for one of the Los Angeles office spaces. With the exception of these spaces described above, we currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433.

Lease expenses, including common charges and net of sublet proceeds, for the three and six months ended June 30, 2022 and 2021 were $76,000, $145,000, $92,000, and $167,000, respectively.

The following provides balance sheet information related to leases as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Assets
Operating lease, right-of-use asset, net	$245	$659

Liabilities
Current portion of operating lease liabilities	$378	$492
Operating lease liabilities, net of current portion	68	236
Total operating lease liabilities	$446	$728

During the three and six months ended June 30, 2022 and 2021, payments of $125,000, $298,000, $218,000, and $451,000 were made on leases, respectively. The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments
2022	$221
2023	225
2024	17
Total lease payments	463
Effect of discounting	(17)
Total lease liability	$446

During the six months ended June 30, 2022, we did not enter into any new leases, we exited our Boston, MA and our Dallas, TX leases upon expiration, and we vacated two of the properties in Los Angeles. The properties we vacated are under leases until May 2023 and management does not expect to be able to sublet the properties given the limited time remaining on the leases. Therefore, due to not utilizing the asset, management believes that the right-of-use assets attached to these leases have lost their value. An impairment charge of $179,000 was recorded for these assets during the three months ended June 30, 2022. During the year ended December 31, 2021, we entered into one new operating lease, modified one operating lease, and terminated two operating leases. The following table provides a reconciliation of activity for our right-of-use (“ROU”) assets and lease liabilities (in thousands):

	Right-of-Use Asset	Operating Lease Liability
Balance at December 31, 2020	$903	$1,432
Additions	60	60
Terminations and Modifications	192	156
Amortization and Payments	(496)	(920)
Balance at December 31, 2021	$659	$728
Amortization and Payments	(235)	(282)
Impairment Charges	(179)	—
Balance at June 30, 2022	$245	$446

The ROU assets and lease liabilities are recorded on the Company’s condensed consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

Note 7 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on The Nasdaq Capital Market (“Nasdaq”), under the ticker symbol “OBLG”. As of June 30, 2022, we had 150,000,000 shares of our Common Stock authorized, with 30,929,331 and 30,816,048 shares issued and outstanding, respectively.
The Company did not issue any shares of Common Stock during the three and six months ended June 30, 2022.

Warrants

Warrants outstanding as of June 30, 2022 are as follows:

Issue Date	Warrants Issued	Exercise Price	Expiration Date
October 21, 2020	521,500	$4.08	October 22, 2022
December 6, 2020	625,000	5.49	December 7, 2022
June 30, 2021 - Series A(1)	1,000,000	4.00	January 4, 2023
June 30, 2021 - Series B	3,000,000	4.40	June 30, 2024
	5,146,500
(1) Series A Warrants shown as amended on December 31, 2021

Warrant activity for the year ended December 31, 2021 is presented below. There was no warrant activity for the three or six months ended June 30, 2022.

	Outstanding
	Number of Warrants (in thousands)	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2020	1,146,500	$4.85
Granted	4,000,000	4.30
Warrants outstanding and exercisable, December 31, 2021	5,146,500	4.42
Warrants outstanding and exercisable, June 30, 2022	5,146,500	$4.42

Treasury Shares

The Company maintains treasury stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the six months ended June 30, 2022 or the year ended December 31, 2021.

Note 8 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of June 30, 2022, the share pool available for new grants under the 2019 Plan is 2,663,500.

Stock Options

For the six months ended June 30, 2022 no stock options were granted, 50,000 stock options vested, 7,500 vested stock options expired and 150,000 unvested stock options were forfeited. In accordance with the 2019 Plan, these cancelled unvested options were added back into the share pool. For the six months ended June 30, 2021, 300,000 stock options were granted.

A summary of stock options granted, expired, and forfeited under our plans, and options outstanding as of, and changes made during, the six months ended June 30, 2022 and the year ended December 31, 2021 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2020	107,500	$19.64	107,500	$19.64
Granted	300,000	3.25	—	—
Options outstanding and exercisable, December 31, 2021	407,500	7.57	107,500	19.64
Vested	—	—	50,000	3.25
Expired	(7,500)	27.40	(7,500)	27.40
Forfeited	(150,000)	3.25	—	—
Options outstanding and exercisable, June 30, 2022	250,000	$9.57	150,000	$12.98

Additional information as of June 30, 2022 is as follows:

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $10.00	152,500	8.88	$3.34	52,500	$1.20
$10.01 – $20.00	97,500	0.56	19.32	97,500	19.32
	250,000	5.63	$9.57	150,000	$12.98

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. Net stock compensation expense, related to stock options, for the six months ended June 30, 2022 was a negative $1,000 made up of $83,000 in expense and $84,000 in forfeiture credits. No stock compensation expense, related to stock options, was recorded for the six months ended June 30, 2021. The remaining unrecognized stock-based compensation expense for options as of June 30, 2022 is $247,000, which will be recognized over a weighted average period of 2.00 years.
Restricted Stock Awards

As of June 30, 2022 and 2021, there were 627 unvested restricted stock awards outstanding, with a weighted average grant date price of $15.80. The awards were issued in 2014 and vest over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years, therefore, there is no unrecognized stock-based compensation expense for restricted stock awards as of June 30, 2022.

Restricted Stock Units

As of June 30, 2022 and 2021, there were no unvested restricted stock units (“RSUs”) outstanding. As of June 30, 2022, 28,904 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

There was no stock compensation expense related to RSUs for the three and six months ended June 30, 2022 and 2021. There was no remaining unrecognized stock-based compensation expense for RSUs as of June 30, 2022.

Note 9 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at June 30, 2022 and 2021, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three and six months ended June 30, 2022 and 2021, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(9,033)	$(2,246)	$(13,572)	$(5,679)
Less: preferred stock dividends	—	—	—	(1)
Less: undeclared dividends	—	—	—	(366)
Less: loss on induced conversion of Series A-2 Preferred Stock	—	—	—	(300)
Net loss attributable to common stockholders	$(9,033)	$(2,246)	$(13,572)	$(6,346)
Denominator:
Weighted-average number of shares of common stock	30,816	26,644	30,816	22,250
Basic and diluted net loss per share	$(0.29)	$(0.08)	$(0.44)	$(0.29)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	Three and Six Months Ended June 30,
	2022	2021
Unvested restricted stock awards	627	627
Outstanding stock options	250,000	407,500
Warrants	5,146,500	5,146,500

Note 10 - Segment Reporting

The Company currently operates in two segments: (1) “Managed Services”, which represents the Oblong (former Glowpoint) business surrounding managed services for video collaboration and network applications; and (2) “Collaboration Products” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings.

Certain information concerning the Company’s segments for the three and six months ended June 30, 2022 and 2021 is presented in the following tables (in thousands):

	Three Months Ended June 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$810	$523	$—	$1,333
Cost of revenues	525	401	—	926
Gross profit	$285	$122	$—	$407
Gross profit %	35%	23%		31%

Allocated operating expenses	$1	$8,254	$—	$8,255
Unallocated operating expenses	—	—	1,185	1,185
Total operating expenses	$1	$8,254	$1,185	$9,440

Income (loss) from operations	$284	$(8,132)	$(1,185)	$(9,033)
Interest and other expense, net	—	—	—	—
Net income (loss) before tax	$284	$(8,132)	$(1,185)	$(9,033)
Income tax expense	(1)	1	—	—
Net income (loss)	$285	$(8,133)	$(1,185)	$(9,033)

	Six Months Ended June 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,776	$1,089	$—	$2,865
Cost of revenues	1,170	789	—	1,959
Gross profit	$606	$300	$—	$906
Gross profit %	34%	28%		32%

Allocated operating expenses	$57	$11,529	$—	$11,586
Unallocated operating expenses			2,875	2,875
Total operating expenses	$57	$11,529	$2,875	$14,461

Income (loss) from operations	$549	$(11,229)	$(2,875)	$(13,555)
Interest and other expense, net	6	—	—	6
Net income (loss) before tax	$543	$(11,229)	$(2,875)	$(13,561)
Income tax expense	8	3	—	11
Net income (loss)	$535	$(11,232)	$(2,875)	$(13,572)

	Three Months Ended June 30, 2021
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,078	$971	$—	$2,049
Cost of revenues	739	510	—	1,249
Gross profit	$339	$461	$—	$800
Gross profit %	31%	47%		39%

Allocated operating expenses	$82	$1,796	$—	$1,878
Unallocated operating expenses	—	—	1,400	1,400
Total operating expenses	$82	$1,796	$1,400	$3,278

Income (loss) from operations	$257	$(1,335)	$(1,400)	$(2,478)
Interest and other expense, net	9	(241)	—	(232)
Income (loss) before income taxes	$248	$(1,094)	$(1,400)	$(2,246)
Income tax expense	—	—	—	—
Net income (loss)	$248	$(1,094)	$(1,400)	$(2,246)

	Six Months Ended June 30, 2021
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$2,273	$1,694	$—	$3,967
Cost of revenues	1,572	967	—	2,539
Gross profit	$701	$727	$—	$1,428
Gross profit %	31%	43%		36%

Allocated operating expenses	$193	$3,626	$—	$3,819
Unallocated operating expenses	—	—	3,498	3,498
Total operating expenses	$193	$3,626	$3,498	$7,317

Income (loss) from operations	$508	$(2,899)	$(3,498)	$(5,889)
Interest and other expense, net	14	(224)	—	(210)
Net income (loss) before tax	$494	$(2,675)	$(3,498)	$(5,679)
Income tax expense	—	—	—	—
Net income (loss)	$494	$(2,675)	$(3,498)	$(5,679)

Unallocated operating expenses in Corporate include costs for the three and six months ended June 30, 2022 and 2021 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

For the three and six months ended June 30, 2022 and 2021, there was no material revenue attributable to any individual foreign country.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$705	$1,227	$1,546	$2,242
Foreign	628	822	1,319	1,725
	$1,333	$2,049	$2,865	$3,967

Disaggregated information for the Company’s revenue has been recognized in the accompanying condensed consolidated Statements of Operations and is presented below according to contract type (in thousands):

	Three Months Ended June 30,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$79	6%	$230	11%
Network services	723	54%	830	41%
Professional and other services	8	1%	18	1%
Total Managed Services revenue	$810	61%	$1,078	53%

Revenue: Collaboration Products
Visual collaboration product offerings	$520	39%	$942	46%
Licensing	3	—%	29	1%
Total Collaboration Products revenue	523	39%	971	47%
Total revenue	$1,333	100%	$2,049	100%

	Six Months Ended June 30,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$195	7%	$521	23%
Network services	1,544	54%	1,711	75%
Professional and other services	37	1%	41	2%
Total Managed Services revenue	$1,776	62%	$2,273	57%

Revenue: Collaboration Products
Visual collaboration product offerings	$1,082	38%	$1,635	80%
Licensing	7	—%	59	3%
Total Collaboration Products revenue	1,089	38%	1,694	43%
Total revenue	$2,865	100%	$3,967	100%
The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Three Months Ended June 30,
		2022	2021
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	48%	32%
Customer B	Collaboration Products	11%	5%

		Six Months Ended June 30,
		2022	2021
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	46%	34%

Concentration of accounts receivable was as follows:

		As of June 30, 2022
		2022	2021
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	42%	22%
Customer B	Managed Services	7%	13%
Customer C	Collaboration Products	10%	—%

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

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. There has been continued widespread infection in the United States and abroad, as COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, hybrid operations of businesses and for workers, and quarantine and shelter-in-place orders. Some businesses have imposed vaccine mandates and many businesses are experiencing labor shortages. These factors have also impacted the supply chain, leading to significant delays and shortages. These measures, while intended to protect human life, have had serious adverse impacts on domestic and foreign economies. The severity and duration of such impacts are uncertain as new variants of the COVID-19 virus emerge and a resulting surge in diagnosed cases may be seen. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run. The COVID-19 pandemic has materially affected our revenue and results of operations for 2020, 2021, and the six months ended June 30, 2022. The decreases in our revenue are primarily attributable to the effects of the global pandemic on our channel partners and customers as they evaluate how and when to re-open their commercial real estate footprints. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. During 2020, 2021, and the first half of 2022, we have seen a continuing weakness in revenue as our customers across all sectors delayed order placements in reaction to the ongoing impacts of the COVID-19 pandemic that caused our customers to suspend or postpone real estate retrofit projects due to budget and occupancy uncertainties. We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the COVID-19 pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

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

Oblong’s Results of Operations

Three Months Ended June 30, 2022 (the “2022 Second Quarter”) compared to the Three Months Ended June 30, 2021 (the “2021 Second Quarter”)

Segment Reporting

The Company currently operates in two segments: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services,” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions. Certain information concerning the Company’s segments for the three months ended June 30, 2022 is presented in the following table (in thousands):

	Three Months Ended June 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$810	$523	$—	$1,333
Cost of revenues	525	401	—	926
Gross profit	$285	$122	$—	$407
Gross profit %	35%	23%		31%

Allocated operating expenses	$1	$8,254	$—	$8,255
Unallocated operating expenses	—	—	1,185	1,185
Total operating expenses	$1	$8,254	$1,185	$9,440

Income (loss) from operations	$284	$(8,132)	$(1,185)	$(9,033)
Interest and other expense, net	—	—	—	—
Net income (loss) before tax	$284	$(8,132)	$(1,185)	$(9,033)
Income tax expense	(1)	1	—	—
Net income (loss)	$285	$(8,133)	$(1,185)	$(9,033)

Unallocated operating expenses in Corporate include costs during the 2022 Second Quarter that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased 35% in the 2022 Second Quarter compared to the 2021 Second Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended June 30,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$79	6%	$230	11%
Network services	723	54%	830	41%
Professional and other services	8	1%	18	1%
Total Managed Services revenue	$810	61%	$1,078	53%

Revenue: Collaboration Products
Visual collaboration product offerings	$520	39%	$1,635	46%
Licensing	3	—%	59	1%
Total Collaboration Products revenue	$523	39%	$971	47%
Total revenue	$1,333	100%	$2,049	100%

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

•We expect revenue declines in our Managed Services segment will continue in the future.

Collaboration Products
•The decrease in revenue for visual collaboration product offerings is primarily attributable to the effects of the COVID-19 pandemic on our existing and target customers as they evaluate how and when to re-open their conventional office and conference facility footprints, as Mezzanine™ products are currently used in conventional spaces such as conference rooms. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. During 2020, 2021 and the first half of 2022, we saw a weakness in revenue as our prospective customers across all sectors delayed order placements in reaction to the ongoing impacts of the pandemic that caused our customers to suspend or postpone real estate retrofit projects due to budget and occupancy uncertainties. We continue to monitor the impact of the pandemic on our customers, suppliers and logistics providers, and evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers may be expected to continue to significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the pandemic may have. Continuation of the pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and may be expected to continue to significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

Cost of Revenue (exclusive of depreciation and amortization and casualty loss). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended June 30,
	2022	2021
Cost of Revenue
Managed Services	$525	$739
Collaboration Products	401	510
Total cost of revenue	$926	$1,249

The decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. The Company’s gross profit as a percentage of revenue was 31% in the 2022 Second Quarter compared to 39% in the 2021 Second Quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$398	$599	$(201)	(34)%
Sales and marketing	317	572	(255)	(45)%
General and administrative	1,185	1,383	(198)	(14)%
Impairment charges	6,408	17	6,391	37594%
Casualty loss	533	—	533	100%
Depreciation and amortization	599	707	(108)	(15)%
Total operating expenses	$9,440	$3,278	$6,162	188%

Research and Development. Research and development expenses include internal and external costs related to developing new product offerings as well as features and enhancements to our existing product offerings. The decrease in research and development expenses for the 2022 Second Quarter compared to the 2021 Second Quarter is primarily attributable to lower personnel costs due to reduced headcount, partially offset by a $66,000 increase in consulting and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for 2022 Second Quarter compared to the 2021 Second Quarter is mainly attributable to the lower personnel costs due to reduced headcount and lower marketing costs.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the 2022 Second Quarter compared to the 2021 Second Quarter is mainly attributable to a decrease in bad debt expense of $195,000.

Impairment Charges. The impairment charges in the 2022 Second Quarter are mainly attributable to impairment charges on goodwill for our Collaboration Products reporting unit, and the impairment in the 2021 Second Quarter was attributable to impairment charges on property and equipment no longer in service. Future declines of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our intangible assets and other long-lived assets.

Casualty Loss. During the second quarter of 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California. This theft has been recorded as a casualty loss of $533,000 during the three and six months ended June 30, 2022 on the Company’s condensed consolidated Statements of Operations. The theft is being investigated further by the Los Angeles, CA Sheriff’s Department and a claim has been filed with the Company’s insurance company. We are seeking to recover the majority of the loss through our insurance policies and we will offset the casualty loss with the recognition of a gain of any proceeds should we subsequently receive them from our insurance company. No assurances can be provided that we will be successful in recovering any or all of the casualty loss.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the 2022 Second Quarter compared to the 2021 Second Quarter is mainly attributable to the disposition and impairment of certain assets during the second half of 2021 and the first half of 2022, as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The increase in the Company’s loss from operations for the 2022 Second Quarter compared to the 2021 Second Quarter is mainly attributable to lower revenue and gross profit and higher operating expenses as addressed above.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Segment Reporting

Certain information concerning the Company’s two segments for the six months ended June 30, 2022 is presented in the following table (in thousands):

	Six Months Ended June 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,776	$1,089	$—	$2,865
Cost of revenues	1,170	789	—	1,959
Gross profit	$606	$300	$—	$906
Gross profit %	34%	28%		32%

Allocated operating expenses	$57	$11,529	$—	$11,586
Unallocated operating expenses			2,875	2,875
Total operating expenses	$57	$11,529	$2,875	$14,461

Income (loss) from operations	$549	$(11,229)	$(2,875)	$(13,555)
Interest and other expense, net	6	—	—	6
Net income (loss) before tax	$543	$(11,229)	$(2,875)	$(13,561)
Income tax expense	8	3	—	11
Net income (loss)	$535	$(11,232)	$(2,875)	$(13,572)

Unallocated operating expenses in Corporate include costs during the first half of 2022 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased 28% in the first half of 2022 compared to the first half of 2021. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Six Months Ended June 30,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$195	7%	$521	23%
Network services	1,544	54%	1,711	75%
Professional and other services	37	1%	41	2%
Total Managed Services revenue	$1,776	62%	$2,273	57%

Revenue: Collaboration Products
Visual collaboration product offerings	$1,082	38%	$1,635	80%
Licensing	$7	—%	$59	3%
Total Collaboration Products revenue	$1,089	38%	$1,694	43%
Total revenue	$2,865	100%	$3,967	100%

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

•We expect revenue declines in our Managed Services segment will continue in the future.

Collaboration Products
•The decrease in revenue for visual collaboration product offerings is primarily attributable to the effects of the COVID-19 pandemic on our existing and target customers as they evaluate how and when to re-open their conventional office and conference facility footprints, as Mezzanine™ products are currently used in conventional spaces such as conference rooms, as discussed above in - Oblong’s Results of Operations - Three Months Ended June 30, 2022 (the “2022 Second Quarter”) compared to the Three Months Ended June 30, 2021 (the “2021 Second Quarter”).

Cost of Revenue (exclusive of depreciation and amortization and casualty loss). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Six Months Ended June 30,
	2022	2021
Cost of Revenue
Managed Services	$1,170	$1,572
Collaboration Products	789	967
Total cost of revenue	$1,959	$2,539

The decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. The Company’s gross profit as a percentage of revenue was 32% for the first half of 2022, and 36% for the first half of 2021.

Operating expenses are presented in the following table (in thousands):

	Six Months Ended June 30, 2022
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$1,402	$1,291	$111	9%
Sales and marketing	879	1,099	(220)	(20)%
General and administrative	2,875	3,450	(575)	(17)%
Impairment charges	7,546	48	7,498	15621%
Casualty loss	533	—	533	100%
Depreciation and amortization	1,226	1,429	(203)	(14)%
Total operating expenses	$14,461	$7,317	$(7,666)	130%

Research and Development. Research and development expenses include internal and external costs related to developing new product offerings as well as features and enhancements to our existing product offerings. The increase in research and development expenses for the first half of 2022 compared to the first half of 2021 is primarily attributable to a $300,000 increase in consulting and outsourced labor costs between these periods, partially offset by lower personnel costs due to reduced headcount.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the first half of 2022 compared to the first half of 2021 is mainly attributable to lower personnel costs due to reduced headcount and lower marketing costs.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the first half of 2022 compared to the first half of 2021 is mainly attributable to decreases of $390,000 in stock-based expense for professional service fees and $324,000 in bad debt expense, partially offset by an increase in personnel expenses, primarily attributable to receiving an Employee Retention Credit (“ERC”) during the first half of 2021 and not during the first half of 2022.

Impairment Charges. The impairment charges in the first half of 2022 are primarily attributable to impairment charges on goodwill for our Collaboration Products reporting unit and the impairment of the right-of-use assets associated with two of our Los Angeles, CA leases. The impairment charge in the first half of 2021 was attributable to impairment charges on property and equipment no longer in service. Future declines of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our intangible assets and other long-lived assets.

Casualty Loss. During the second quarter of 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse. This theft has been recorded as a casualty loss of $533,000 during the three and six months ended June 30, 2022 on the Company’s condensed consolidated Statements of Operations. The theft is being investigated further by the Los Angeles, CA Sheriff’s Department and a claim has been filed with the Company’s insurance company. We are seeking to recover the majority of the loss through our insurance policies and we will offset the casualty loss with the recognition of a gain of any proceeds should we subsequently receive them from our insurance company. No assurances can be provided that we will be successful in recovering any or all of the casualty loss.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the first half of 2022 compared to the first half of 2021 is mainly attributable to the disposition and impairment of certain assets during the second half of 2021 and the first half of 2022 as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The increase in the Company’s loss from operations for the first half of 2022 compared to the first half of 2021 is mainly attributable to lower revenue and gross profit and higher operating expenses as addressed above.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2022. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the footnotes thereto, each included in our Annual Report on Form 10-K for the fiscal year ended December, 31, 2021, filed with the SEC on March 29, 2022 (the “2021 Annual Report”).

Liquidity and Capital Resources

As of June 30, 2022, we had $5,107,000 in cash and working capital of $5,461,000. For the six months ended June 30, 2022, we incurred a net loss of $13,572,000 and used $3,911,000 of net cash in operating activities.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the Company, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, and capital expenditures. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on its current projection of revenue, expenses, capital expenditures, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2021 Annual Report. Except as set forth below, there have been no material changes to these risks during the six months ended June 30, 2022. The risks described in the 2021 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We may incur non-cash impairment charges for our right-of-use and intangible assets which would negatively impact our operating results. The failure to use the full value of our right-of-use assets, such as that which occurred in the second quarter of 2022, could result in significant impairment charges which could have an adverse effect on our results of operations.

The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. As a result of declines in revenue for the Collaboration Products reporting segment, we concluded that a triggering event had occurred and conducted impairment testing of our intangible assets during the six months ended June 30, 2022. Based on the corresponding recoverability tests of the intangible assets for the Collaboration Products reporting unit, we determined that no impairment changes were required for the six months ended June 30, 2022. The recoverability test consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts.

The fair value determinations underlying the quantitative aspect of our impairment testing require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of our intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic and regulatory conditions. If current expectations are not met, or if market factors outside of our control change significantly, then our intangible assets might become impaired in the future, adversely affecting our operating results. The carrying amounts of our intangible assets are susceptible to impairment risk if there are unfavorable changes in such assumptions, estimates, and market factors. To the extent that we experience future declines in revenue, business conditions deteriorate, or key assumptions and estimates differ significantly from our management’s expectations, it may be necessary to recognize an impairment charge in the future.

Cyber-attacks, data breaches or malware or a breach of our physical security systems may disrupt our business operations, result in the loss of critical and confidential information, harm our operating results and financial condition, and damage our reputation; and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business. In the ordinary course of providing video communications services, we transmit sensitive and proprietary information of our customers. We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our operations. We have undertaken measures to protect the safety and security of our inventory and of our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security measures. Despite our implementation of security measures, there can be no assurance our safety and security measures will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations or inventory theft. The products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to improper functioning, cyber-attacks, data breaches, malware, and similar disruptions from unauthorized access or tampering by malicious actors or inadvertent error. Any such event could compromise our products, services and networks or those of our customers, and the proprietary information stored on our systems or those of our customers could be improperly accessed, processed, disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, give rise to legal/regulatory action, and could have a material adverse effect on our business, operating results and financial condition and may cause damage to our reputation. A security breach at any one of our physical facilities, such as that occurred in the second quarter of 2022, could result in a significant loss of inventory, or increase expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on our business, financial condition and results of operations. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance and may not be successful. Breaches of security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation, or otherwise harm our business.

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

OBLONG, INC.

August 10, 2022	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

August 10, 2022	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)