Form 10-Q
period 2022-09-30
Oblong, Inc.
filed 2022-11-10
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022.
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 8, 2022 was 30,816,048.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2021, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022, and in the section entitled “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 filed with the SEC on August 10, 2022 (the “Q2 2022 Quarterly Report”). Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; our ability to develop and launch new product offerings; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; statements relating to market need; our expected insurance coverage on our second quarter 2022 casualty loss; and effectiveness of our disclosure controls and procedures. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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
•potential future impairment charges related to intangible assets;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$4,143	$8,939
Restricted cash	—	61
Accounts receivable, net	357	849
Inventory	1,027	1,821
Prepaid expenses and other current assets	868	1,081
Total current assets	6,395	12,751
Property and equipment, net	25	159
Goodwill	—	7,367
Intangibles, net	690	7,562
Operating lease - right of use asset, net	201	659
Other assets	53	109
Total assets	$7,364	$28,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$401	$259
Accrued expenses and other current liabilities	1,088	959
Current portion of deferred revenue	571	783
Current portion of operating lease liabilities	306	492
Total current liabilities	2,366	2,493
Long-term liabilities:
Operating lease liabilities, net of current portion	43	236
Deferred revenue, net of current portion	152	381
Total long-term liabilities	195	617
Total liabilities	2,561	3,110
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock, $.0001 par value; 150,000,000 shares authorized; 30,929,331 shares issued and 30,816,048 outstanding at September 30, 2022 and December 31, 2021	3	3
Treasury stock, 113,283 shares of common stock at September 30, 2022 and December 31, 2021	(181)	(181)
Additional paid-in capital	227,611	227,581
Accumulated deficit	(222,630)	(201,906)
Total stockholders' equity	4,803	25,497
Total liabilities and stockholders’ equity	$7,364	$28,607
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$1,185	$1,799	$4,050	$5,766
Cost of revenue (exclusive of depreciation and amortization and casualty loss)	841	1,228	2,800	3,767
Gross profit	344	571	1,250	1,999

Operating expenses:
Research and development	232	693	1,634	1,984
Sales and marketing	282	438	1,161	1,537
General and administrative	1,229	1,628	4,104	5,078
Impairment charges	5,169	254	12,715	302
Casualty loss	—	—	533	—
Depreciation and amortization	592	669	1,818	2,098
Total operating expenses	7,504	3,682	21,965	10,999
Loss from operations	(7,160)	(3,111)	(20,715)	(9,000)
Interest and other expense (income), net	(5)	(2,449)	1	(2,659)
Loss before income taxes	(7,155)	(662)	(20,716)	(6,341)
Income tax expense (benefit)	(3)	—	8	—
Net loss	(7,152)	(662)	(20,724)	(6,341)
Preferred stock dividends	—	—	—	1
Undeclared dividends	—	—	—	366
Induced conversion of Series A-2 Preferred Stock	—	—	—	300
Net loss attributable to common stockholders	$(7,152)	$(662)	$(20,724)	$(7,008)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.23)	$(0.02)	$(0.67)	$(0.28)

Weighted-average number of shares of common stock:
Basic and diluted	30,816	30,739	30,816	25,121

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2022
(In thousands, except shares)
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2021	30,929,331	$3	113,283	$(181)	$227,581	$(201,906)	$25,497
Net loss	—	—	—	—	—	(4,539)	(4,539)
Stock-based compensation	—	—	—	—	52	—	52
Forfeiture of unvested stock options	—	—	—	—	(84)	—	(84)
Balance at March 31, 2022	30,929,331	3	113,283	(181)	227,549	(206,445)	20,926
Net loss	—	—	—	—	—	(9,033)	(9,033)
Stock-based compensation	—	—	—	—	31	—	31
Balance at June 30, 2022	30,929,331	3	113,283	(181)	227,580	(215,478)	11,924
Net loss	—	—	—	—	—	(7,152)	(7,152)
Stock-based compensation	—	—	—	—	31	—	31
Balance at September 30, 2022	30,929,331	$3	113,283	$(181)	$227,611	$(222,630)	$4,803

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2021
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at Balance at December 31, 2020	45	$—	1,697,958	$—	131,579	$—	7,861,912	$1	113,283	$(181)	$215,092	$(192,855)	$22,057
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,433)	(3,433)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	33	—	33
Conversion of Series A-2 Preferred Stock, including dividend accrual	(45)	—	—	—	—	—	84,292	—	—	—	—	—	—
Conversion of Series D and E Preferred Stock	—	—	(1,697,022)	—	(131,579)	—	18,762,119	2	—	—	(2)	—	—
Issuance of stock for services	—	—	—	—	—	—	21,008	—	—	—	274	—	274
Forfeitures of restricted stock	—	—	(81)	—	—	—	—	—	—	—	—	—	—
Series D Preferred shares to pay withholding taxes	—	—	(855)	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	—	—	—	—	—	—	26,729,331	3	113,283	(181)	215,397	(196,288)	18,931
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,246)	(2,246)
Issuance of stock from financing, net of issuance costs	—	—	—	—	—	—	4,000,000	—	—	—	11,504	—	11,504
Issuance of stock for services	—	—	—	—	—	—	—	—	—	—	116	—	116
Balance at June 30, 2021	—	—	—	—	—	—	30,729,331	3	113,283	(181)	227,017	(198,534)	28,305
Net loss	—	—	—	—	—	—	—	—	—	—	—	(662)	(662)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	502	—	502
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	200	—	—	—	—	—	—
Balance at September 30, 2021	—	$—	—	$—	—	$—	30,929,331	$3	113,283	$(181)	$227,519	$(199,196)	$28,145
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,724)	$(6,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,818	2,098
Bad debt expense	114	280
Stock-based compensation	114	535
Stock-based expense for services	—	390
Forfeiture of unvested stock options	(84)	—
Gain on extinguishment of liabilities	—	(2,675)
Casualty loss on inventory	533	—
Impairment charges - property and equipment	37	98
Impairment charges - intangible assets	5,132	207
Impairment charges - right of use asset	179	—
Impairment charges - goodwill	7,367	—
Changes in operating assets and liabilities:
Accounts receivable	378	1,610
Inventory	261	(936)
Prepaid expenses and other current assets	213	(751)
Right of use asset	290	372
Other assets	56	15
Accounts payable	142	225
Accrued expenses and other current liabilities	129	11
Deferred revenue	(441)	(355)
Lease liabilities	(390)	(739)
Net cash used in operating activities	(4,876)	(5,956)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(30)
Proceeds from sale of equipment	30	—
Net cash provided by (used in) investing activities	19	(30)
Cash flows from financing activities:
Proceeds from stock issuance, net of issuance costs	—	11,504
Net cash provided by financing activities	—	11,504
(Decrease) increase in cash and restricted cash	(4,857)	5,518
Cash and restricted cash at beginning of period	9,000	5,277
Cash and restricted cash at end of period	$4,143	$10,795

Supplemental disclosures of cash flow information:

Reconciliation of cash and restricted cash
Cash	$4,143	$10,734
Restricted cash	—	61
Total cash and restricted cash	$4,143	$10,795

Cash paid during the period for interest	$7	$2
Non-cash investing and financing activities:
Accrued preferred stock dividends	$—	$1
Inducement to convert Series A-2 Preferred Stock to common	$—	$300
Common stock issued for conversion of Preferred Stock	$—	$3
Lease liability and right of use asset	$11	$—
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

The December 31, 2021 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. The condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2021 and notes thereto included in the Company's fiscal 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022 (the “2021 10-K”).

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

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, the estimated lives and recoverability of property and equipment and intangible assets, the inputs used in the valuation of goodwill and intangible assets in connection with our impairment tests, and the inputs used in the fair value of equity-based awards.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2021 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

Recently Issued Accounting Pronouncements

In June 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 as amended, “Financial Instruments - Credit Losses (Topic 326).” Topic 326 introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., accounts receivable, loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has evaluated the impact the new guidance will have on its consolidated financial statements and does not expect the impact to be material.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB is issuing this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring after the effective date of the amendments. The Company has adopted this standard, effective January 1, 2022, and it did not have a material effect on our financial statements.

Casualty Loss

In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California. This theft has been recorded as a casualty loss of $533,000 during the nine months ended September 30, 2022 on the Company’s condensed consolidated Statements of Operations. The theft is being investigated further by the Los Angeles, CA Sheriff’s Department and a claim has been filed with the Company’s insurance company. We are seeking to recover the majority of the loss through our insurance policies, and we will offset the casualty loss with the recognition of a gain of any proceeds should we subsequently receive them from our insurance company. No assurances can be provided that we will be successful in recovering any or all of the casualty loss.

Note 2 - Liquidity and Going Concern Uncertainty

As of September 30, 2022, we had $4,143,000 in cash and working capital of $4,029,000. For the nine months ended September 30, 2022, we incurred a net loss of $20,724,000 and used $4,876,000 of net cash in operating activities.

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

Note 3 - Goodwill

As of September 30, 2022 and December 31, 2021, goodwill was zero and $7,367,000, respectively, the goodwill was recorded in connection with the October 1, 2019 acquisition of Oblong Industries (our Collaboration Products reporting unit).
We tested goodwill for impairment on an annual basis on September 30 of each year, or more frequently if events occurred or circumstances changed indicating that the fair value of the goodwill may be below its carrying amount. To determine the fair value of the reporting unit for the goodwill impairment test, we used a weighted average of the discounted cash flow method and market-based method.

We considered the sustained decline in our stock price to be a triggering event for an interim goodwill impairment test, as of both March 31, 2022 and June 30, 2022, and we recorded impairment charges against the carrying value of Goodwill of $7,367,000 during the first half of 2022 as the carrying amount of the Collaboration Products reporting unit exceeded its fair value on the test dates. These charges are recognized as “Impairment Charges” on our condensed consolidated Statements of Operations. Following these impairment charges, our goodwill value was reduced to zero as of June 30, 2022.

Note 4 - Intangible Assets

The following table presents the components of net intangible assets for our Collaboration Products reporting segment (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$10,060	$(6,049)	$(3,525)	$486	$10,060	$(4,537)	$5,523
Trade names	2,410	(723)	(1,483)	204	2,410	(542)	1,868
Distributor relationships	310	(186)	(124)	—	310	(139)	171
Total	$12,780	$(6,958)	$(5,132)	$690	$12,780	$(5,218)	$7,562

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three and nine months ended September 30, 2022, we considered the declines in revenue for the Collaboration Products reporting segment and the decline in the Company’s market capitalization to be triggering events for an impairment test of intangible assets for this reporting unit. Based on the corresponding recoverability tests of the asset group for this reporting unit, it was determined that the carrying value exceeded the gross cash flows of the asset group. The recoverability test consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts, and involves significant judgements and assumptions, related primarily to the future revenue and profitability of the assets. Based on the fair value of the asset group, which was determined using a market approach, we recorded impairment charges of $5,132,000 for the three and nine months ended September 30, 2022. Additionally, we re-evaluated the remaining useful lives of our amortizing intangible assets and, based on our current plan, we adjusted its remaining useful life to 2 years. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets.

Related amortization expense was $580,000, $1,740,000, $597,000, and $1,791,000 for the three and nine months ended September 30, 2022 and 2021, respectively.

Amortization expense for each of the next five succeeding years will be as follows (in thousands):

Remainder of 2022	$86
2023	345
2024	259
Total	$690

Note 5 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued compensation costs	$780	$551
Accrued professional fees	—	69
Accrued taxes and regulatory fees	80	92
Customer deposits	120	145
Other accrued expenses and liabilities	108	102
Accrued expenses and other liabilities	$1,088	$959

Note 6 - Leases

We lease three facilities in Los Angeles, California and one facility in Austin, Texas, each providing office space. We also lease a facility in City of Industry, California, providing warehouse space, and a short-term residential property in Los Angeles, California. These leases expire through 2024. We currently occupy the warehouse space in City of Industry, and the office facility in Austin, Texas, and we have a sublease in place for one of the Los Angeles, California office spaces. With the exception of these spaces described above, we currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433.

Lease expenses, including common charges and net of sublet proceeds, for the three and nine months ended September 30, 2022 and 2021 were $92,000, $307,000, $175,000, and $602,000, respectively.

The following provides balance sheet information related to leases as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Assets
Operating lease, right-of-use asset, net	$201	$659

Liabilities
Current portion of operating lease liabilities	$306	$492
Operating lease liabilities, net of current portion	43	236
Total operating lease liabilities	$349	$728

During the three and nine months ended September 30, 2022 and 2021, payments of $110,000, $408,000, $189,000, and $640,000 were made on leases, respectively. The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments
2022	$110
2023	225
2024	17
Total lease payments	352
Effect of discounting	(3)
Total lease liability	$349

During the three and nine months ended September 30, 2022, we entered into a six-month residential lease in Los Angeles, CA. During the nine months ended September 30, 2022, we exited our Boston, Massachusetts and our Dallas, Texas leases upon expiration, and we vacated two of the properties in Los Angeles, California. The properties we vacated in Los Angeles, California are under leases until May 2023 and management does not expect to be able to sublet the properties given the limited time remaining on the leases. Therefore, due to not utilizing the asset, management believes that the right-of-use assets attached to these leases have lost their value. An impairment charge of $179,000 was recorded for these assets in June 2022. During the year ended December 31, 2021, we entered into one new operating lease, modified one operating lease, and terminated two operating leases. The following table provides a reconciliation of activity for our right-of-use (“ROU”) assets and lease liabilities (in thousands):

	Right-of-Use Asset	Operating Lease Liabilities
Balance at December 31, 2020	$903	$1,432
Additions	60	60
Terminations and Modifications	192	156
Amortization and Payments	(496)	(920)
Balance at December 31, 2021	$659	$728
Additions	11	11
Amortization and Payments	(290)	(390)
Impairment Charges	(179)	—
Balance at September 30, 2022	$201	$349

The ROU assets and lease liabilities are recorded on the Company’s condensed consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

Note 7 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on The Nasdaq Capital Market (“Nasdaq”), under the ticker symbol “OBLG”. As of September 30, 2022, we had 150,000,000 shares of our Common Stock authorized, with 30,929,331 and 30,816,048 shares issued and outstanding, respectively.
The Company did not issue any shares of Common Stock during the three and nine months ended September 30, 2022.
Warrants

Warrants outstanding as of September 30, 2022 are as follows:

Issue Date	Warrants Issued	Exercise Price	Expiration Date
October 21, 2020	521,500	$4.08	April 22, 2023
December 6, 2020	625,000	5.49	June 7, 2023
June 30, 2021 - Series A(1)	1,000,000	4.00	January 4, 2023
June 30, 2021 - Series B	3,000,000	4.40	June 30, 2024
	5,146,500
(1) Series A Warrants shown as amended on December 31, 2021

Warrant activity for the year ended December 31, 2021 is presented below. There was no warrant activity for the three or nine months ended September 30, 2022.

	Outstanding
	Number of Warrants (in thousands)	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2020	1,146,500	$4.85
Granted	4,000,000	4.30
Warrants outstanding and exercisable, December 31, 2021	5,146,500	4.42
Warrants outstanding and exercisable, September 30, 2022	5,146,500	$4.42

Treasury Shares

The Company maintains treasury stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the nine months ended September 30, 2022 or the year ended December 31, 2021.

Note 8 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of September 30, 2022, the share pool available for new grants under the 2019 Plan is 2,663,500.

Stock Options

For the nine months ended September 30, 2022 no stock options were granted, 50,000 stock options vested, 7,500 vested stock options expired, and 150,000 unvested stock options were forfeited. In accordance with the 2019 Plan, these cancelled unvested options were added back into the share pool. For the nine months ended September 30, 2021, 300,000 stock options were granted.

A summary of stock options granted, expired, and forfeited under our plans, and options outstanding as of, and changes made during the nine months ended September 30, 2022 and the year ended December 31, 2021 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2020	107,500	$19.64	107,500	$19.64
Granted	300,000	3.25	—	—
Options outstanding and exercisable, December 31, 2021	407,500	7.57	107,500	19.64
Vested	—	—	50,000	3.25
Expired	(7,500)	27.40	(7,500)	27.40
Forfeited	(150,000)	3.25	—	—
Options outstanding and exercisable, September 30, 2022	250,000	$9.57	150,000	$12.98

Additional information as of September 30, 2022 is as follows:

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $10.00	152,500	8.63	$3.34	52,500	$1.20
$10.01 – $20.00	97,500	0.31	19.32	97,500	19.32
	250,000	5.38	$9.57	150,000	$12.98

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. Net stock compensation expense, related to stock options, for the nine months ended September 30, 2022 was $30,000 made up of $114,000 in expense offset by $84,000 related to forfeiture credits. Stock compensation expense, related to stock options, was $64,000 for the nine months ended September 30, 2021. The remaining unrecognized stock-based compensation expense for options as of September 30, 2022 is $216,000, which will be recognized over a weighted average period of 1.75 years.

Restricted Stock Awards

As of September 30, 2022 and 2021, there were 627 unvested restricted stock awards outstanding, with a weighted average grant date price of $15.80. The awards were issued in 2014 and vest over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years, therefore, there is no unrecognized stock-based compensation expense for restricted stock awards as of September 30, 2022.

Restricted Stock Units

As of September 30, 2022 and 2021, there were no unvested restricted stock units (“RSUs”) outstanding. As of September 30, 2022, 28,904 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

There was no stock compensation expense related to RSUs for the three and nine months ended September 30, 2022 and there was $438,000 in stock compensation expense related to RSUs for the three and nine months ended September 30, 2021. There was no remaining unrecognized stock-based compensation expense for RSUs as of September 30, 2022.

Note 9 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at September 30, 2022 and 2021, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three and nine months ended September 30, 2022 and 2021, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(7,152)	$(662)	$(20,724)	$(6,341)
Less: preferred stock dividends	—	—	—	(1)
Less: undeclared dividends	—	—	—	(366)
Less: loss on induced conversion of Series A-2 Preferred Stock	—	—	—	(300)
Net loss attributable to common stockholders	$(7,152)	$(662)	$(20,724)	$(7,008)
Denominator:
Weighted-average number of shares of common stock	30,816	30,739	30,816	25,121
Basic and diluted net loss per share	$(0.23)	$(0.02)	$(0.67)	$(0.28)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	Three and Nine Months Ended September 30,
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

Certain information concerning the Company’s segments for the three and nine months ended September 30, 2022 and 2021 is presented in the following tables (in thousands):

	Three Months Ended September 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$797	$388	$—	$1,185
Cost of revenues	552	289	—	841
Gross profit	$245	$99	$—	$344
Gross profit %	31%	26%		29%

Allocated operating expenses	$—	$6,275	$—	$6,275
Unallocated operating expenses	—	—	1,229	1,229
Total operating expenses	$—	$6,275	$1,229	$7,504

Income (loss) from operations	$245	$(6,176)	$(1,229)	$(7,160)
Interest and other expense (income), net	1	(6)	—	(5)
Net income (loss) before tax	246	(6,170)	(1,229)	(7,155)
Income tax benefit	—	(3)	—	(3)
Net income (loss)	$246	$(6,167)	$(1,229)	$(7,152)

	Nine Months Ended September 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$2,573	$1,477	$—	$4,050
Cost of revenues	1,722	1,078	—	2,800
Gross profit	$851	$399	$—	$1,250
Gross profit %	33%	27%		31%

Allocated operating expenses	$57	$17,804	$—	$17,861
Unallocated operating expenses	—	—	4,104	4,104
Total operating expenses	$57	$17,804	$4,104	$21,965

Income (loss) from operations	$794	$(17,405)	$(4,104)	$(20,715)
Interest and other expense (income), net	7	(6)	—	1
Net income (loss) before tax	787	(17,399)	(4,104)	(20,716)
Income tax expense	8	—	—	8
Net income (loss)	$779	$(17,399)	$(4,104)	$(20,724)

	Three Months Ended September 30, 2021
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,006	$793	$—	$1,799
Cost of revenues	721	507	—	1,228
Gross profit	$285	$286	$—	$571
Gross profit %	28%	36%		32%

Allocated operating expenses	$337	$1,717	$—	$2,054
Unallocated operating expenses	—	—	1,628	1,628
Total operating expenses	$337	$1,717	$1,628	$3,682

Loss from operations	$(52)	$(1,431)	$(1,628)	$(3,111)
Interest and other expense (income), net	2	(3)	(2,448)	(2,449)
Income (loss) before income taxes	(54)	(1,428)	820	(662)
Income tax expense	—	—	—	—
Net income (loss)	$(54)	$(1,428)	$820	$(662)

	Nine Months Ended September 30, 2021
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$3,279	$2,487	$—	$5,766
Cost of revenues	2,293	1,474	—	3,767
Gross profit	$986	$1,013	$—	$1,999
Gross profit %	30%	41%		35%

Allocated operating expenses	$527	$5,394	$—	$5,921
Unallocated operating expenses	—	—	5,078	5,078
Total operating expenses	$527	$5,394	$5,078	$10,999

Income (loss) from operations	$459	$(4,381)	$(5,078)	$(9,000)
Interest and other expense (income), net	16	(227)	(2,448)	(2,659)
Net income (loss) before tax	443	(4,154)	(2,630)	(6,341)
Income tax expense	—	—	—	—
Net income (loss)	$443	$(4,154)	$(2,630)	$(6,341)

Unallocated operating expenses in Corporate include costs for the three and nine months ended September 30, 2022 and 2021 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

For the three months ended September 30, 2022, approximately 10% of our revenue was attributable to customers in Singapore. For the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, there was no material revenue attributable to any individual foreign country.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$575	$1,035	$2,120	$3,277
Foreign	610	764	1,930	2,489
	$1,185	$1,799	$4,050	$5,766

Disaggregated information for the Company’s revenue has been recognized in the accompanying condensed consolidated Statements of Operations and is presented below according to contract type (in thousands):

	Three Months Ended September 30,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$69	6%	$179	10%
Network services	716	60%	813	45%
Professional and other services	12	1%	14	1%
Total Managed Services revenue	$797	67%	$1,006	56%

Revenue: Collaboration Products
Visual collaboration product offerings	$385	33%	$771	43%
Licensing	3	—%	22	1%
Total Collaboration Products revenue	388	33%	793	44%
Total revenue	$1,185	100%	$1,799	100%

	Nine Months Ended September 30,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$264	7%	$700	21%
Network services	2,260	56%	2,524	77%
Professional and other services	49	1%	55	2%
Total Managed Services revenue	$2,573	64%	$3,279	57%

Revenue: Collaboration Products
Visual collaboration product offerings	$1,467	36%	$2,406	42%
Licensing	10	—%	81	1%
Total Collaboration Products revenue	1,477	36%	2,487	43%
Total revenue	$4,050	100%	$5,766	100%
The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.
Concentration of revenues was as follows:

		Three Months Ended September 30,
		2022	2021
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	53%	37%

		Nine Months Ended September 30,
		2022	2021
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	48%	35%

Concentration of accounts receivable was as follows:

		As of September 30, 2022
		2022	2021
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	52%	17%
Customer B	Collaboration Products	12%	—%
Customer C	Collaboration Products	—%	12%
Customer D	Collaboration Products	—%	11%

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

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. There has been continued widespread infection in the United States and abroad, as COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary and permanent closures of businesses, hybrid operations of businesses and for workers, and quarantine and shelter-in-place orders. Some businesses have imposed vaccine mandates and many are experiencing labor shortages. These factors have also impacted the global supply chain, leading to significant delays and shortages. These measures, while intended to protect human life, have had serious adverse impacts on domestic and foreign economies. The severity and duration of such impacts are uncertain as new variants of the COVID-19 virus emerge and a resulting surge in diagnosed cases may be seen. The sweeping nature of the coronavirus pandemic makes it difficult to predict how the Company’s business and operations will be affected in the longer run. The COVID-19 pandemic has materially affected our revenue and results of operations for 2020, 2021, and the nine months ended September 30, 2022. The decreases in our revenue are primarily attributable to the effects of the global pandemic on our channel partners and customers as they continue to evaluate behavioral changes in how and when employees choose to work from traditional office environments. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. During 2020, 2021, and the nine months ended September 30, 2022, we have seen a continuing weakness in revenue as our customers across all sectors delayed decision making on diverse elements of communication and collaboration technologies, in reaction to the ongoing impacts of the COVID-19 pandemic, specifically related to how, when, and where employees work. We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the COVID-19 pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

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

Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. As discussed below, sales of our Mezzanine product have been adversely affected by commercial response to the COVID-19 pandemic. Like many technology companies in recent months, we will continue to monitor and manage our costs relative to demand with the goal of growing the Company’s revenue in the future. To the extent we believe new investments in product development, marketing, or sales are warranted as a result of changes in market demand, we believe additional capital will be required to fund those efforts and our ongoing operations.

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

Oblong’s Results of Operations

Three Months Ended September 30, 2022 (the “2022 Third Quarter”) compared to the Three Months Ended September 30, 2021 (the “2021 Third Quarter”)

Segment Reporting

The Company currently operates in two segments: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services,” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions. Certain information concerning the Company’s segments for the three months ended September 30, 2022 is presented in the following table (in thousands):

	Three Months Ended September 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$797	$388	$—	$1,185
Cost of revenues	552	289	—	841
Gross profit	$245	$99	$—	$344
Gross profit %	31%	26%		29%

Allocated operating expenses	$—	$6,275	$—	$6,275
Unallocated operating expenses	—	—	1,229	1,229
Total operating expenses	$—	$6,275	$1,229	$7,504

Income (loss) from operations	$245	$(6,176)	$(1,229)	$(7,160)
Interest and other expense (income), net	1	(6)	—	(5)
Net income (loss) before tax	246	(6,170)	(1,229)	(7,155)
Income tax benefit	—	(3)	—	(3)
Net income (loss)	$246	$(6,167)	$(1,229)	$(7,152)

Unallocated operating expenses in Corporate include costs during the 2022 Third Quarter that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased 34% in the 2022 Third Quarter compared to the 2021 Third Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended September 30,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$69	6%	$179	10%
Network services	716	60%	813	45%
Professional and other services	12	1%	14	1%
Total Managed Services revenue	$797	67%	$1,006	56%

Revenue: Collaboration Products
Visual collaboration product offerings	$385	33%	$771	43%
Licensing	3	—%	22	1%
Total Collaboration Products revenue	388	33%	793	44%
Total revenue	$1,185	100%	$1,799	100%

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

Collaboration Products
•The decrease in revenue for our product offerings is primarily attributable to the effects of the COVID-19 pandemic on our existing and target customers as they continue to evaluate behavioral changes in how and when employees choose to work from traditional office environments. The Company’s results reflect the challenges of long and unpredictable sales cycles, delays in customer retrofit budgets for commercial real estate spaces, project delays, and prospective orders in our distribution channels as a direct result of partner and customer implementation schedules shifting due to the COVID-19 pandemic. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. During 2020, 2021 and the nine months ended September 30, 2022, we saw continued weakness in revenue as our partners and customers across all sectors delayed potential orders in reaction to the ongoing impacts of the pandemic that caused our customers to suspend or postpone technology changes/upgrades due to budget and occupancy uncertainties. We continue to monitor the impact of the pandemic on our customers, suppliers and logistics providers, and evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our partners and customers, suppliers or logistics providers may be expected to continue to significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the pandemic may have. Continuation of the pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and may be expected to continue to significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

Cost of Revenue (exclusive of depreciation and amortization and casualty loss). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended September 30,
	2022	2021
Cost of Revenue
Managed Services	$552	$721
Collaboration Products	289	507
Total cost of revenue	$841	$1,228

The decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. The Company’s gross profit as a percentage of revenue was 29% in the 2022 Third Quarter compared to 32% in the 2021 Third Quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$232	$693	$(461)	(67)%
Sales and marketing	282	438	(156)	(36)%
General and administrative	1,229	1,628	(399)	(25)%
Impairment charges	5,169	254	4,915	1935%
Depreciation and amortization	592	669	(77)	(12)%
Total operating expenses	$7,504	$3,682	$3,822	104%

Research and Development. Research and development expenses include internal and external costs related to developing new product offerings as well as features and enhancements to our existing product offerings. The decrease in research and development expenses for the 2022 Third Quarter compared to the 2021 Third Quarter is primarily attributable to lower personnel costs due to reduced headcount between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for 2022 Third Quarter compared to the 2021 Third Quarter is mainly attributable to lower personnel costs due to reduced headcount between these periods.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the 2022 Third Quarter compared to the 2021 Third Quarter is mainly attributable to a decrease in stock-based compensation expense.

Impairment Charges. The impairment charges of $5,169,000 in the 2022 Third Quarter were attributable to impairment of long-lived assets. In addition to the impairment charges of $5,132,000 related to intangible assets (see Note 4 - Intangible Assets) we also recorded impairment charges of $37,000 related to property and equipment in our Collaboration Products segment. The impairment in the 2021 Third Quarter was attributable to impairment charges on property and equipment and intangible assets no longer in service. Future declines of our revenue, cash flows and/or market capitalization may give rise to a triggering event that may require the Company to record impairment charges in the future related to our intangible assets and other long-lived assets.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the 2022 Third Quarter compared to the 2021 Third Quarter is mainly attributable to the disposition and impairment of certain assets during the second half of 2021 and the first nine months of 2022, as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The decrease in the Company’s loss from operations for the 2022 Third Quarter compared to the 2021 Third Quarter is mainly attributable to lower operating expenses as addressed above.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Segment Reporting

Certain information concerning the Company’s two segments for the nine months ended September 30, 2022 is presented in the following table (in thousands):

	Nine Months Ended September 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$2,573	$1,477	$—	$4,050
Cost of revenues	1,722	1,078	—	2,800
Gross profit	$851	$399	$—	$1,250
Gross profit %	33%	27%		31%

Allocated operating expenses	$57	$17,804	$—	$17,861
Unallocated operating expenses	—	—	4,104	4,104
Total operating expenses	$57	$17,804	$4,104	$21,965

Income (loss) from operations	$794	$(17,405)	$(4,104)	$(20,715)
Interest and other expense (income), net	7	(6)	—	1
Net income (loss) before tax	787	(17,399)	(4,104)	(20,716)
Income tax expense	8	—	—	8
Net income (loss)	$779	$(17,399)	$(4,104)	$(20,724)

Unallocated operating expenses in Corporate include costs during the nine months ended September 30, 2022 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased 30% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Nine Months Ended September 30,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$264	7%	$700	21%
Network services	2,260	56%	2,524	77%
Professional and other services	49	1%	55	2%
Total Managed Services revenue	$2,573	64%	$3,279	57%

Revenue: Collaboration Products
Visual collaboration product offerings	$1,467	36%	$2,406	42%
Licensing	10	—%	81	1%
Total Collaboration Products revenue	1,477	36%	2,487	43%
Total revenue	$4,050	100%	$5,766	100%

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

Collaboration Products
•The decrease in revenue for our product offerings is primarily attributable to the effects of the COVID-19 pandemic on our existing and target customers as they continue to evaluate behavioral changes in how and when employees choose to work from traditional office environments, as discussed above in - Oblong’s Results of Operations - Three Months Ended September 30, 2022 (the “2022 Third Quarter”) compared to the Three Months Ended September 30, 2021 (the “2021 Third Quarter”).

Cost of Revenue (exclusive of depreciation and amortization and casualty loss). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cost of Revenue
Managed Services	$1,722	$2,293
Collaboration Products	1,078	1,474
Total cost of revenue	$2,800	$3,767

The decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. The Company’s gross profit as a percentage of revenue was 31% for the nine months ended September 30, 2022, and 35% for the nine months ended September 30, 2021.

Operating expenses are presented in the following table (in thousands):

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$1,634	$1,984	$(350)	(18)%
Sales and marketing	1,161	1,537	(376)	(24)%
General and administrative	4,104	5,078	(974)	(19)%
Impairment charges	12,715	302	12,413	4110%
Casualty loss	533	—	533	100%
Depreciation and amortization	1,818	2,098	(280)	(13)%
Total operating expenses	$21,965	$10,999	$10,966	100%

Research and Development. Research and development expenses include internal and external costs related to developing new product offerings as well as features and enhancements to our existing product offerings. The decrease in research and development expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily attributable to lower personnel costs due to reduced headcount, partially offset by a $372,000 increase in consulting and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is mainly attributable to lower office costs due to fewer real estate leases.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is mainly attributable to decreases of $768,000 in stock-based expense and $167,000 in bad debt expense, and lower consulting and professional fees, partially offset by an increase in personnel expenses, primarily attributable to receiving an Employee Retention Credit (“ERC”) during the nine months ended September 30, 2021 and not during the nine months ended September 30, 2022.

Impairment Charges. The impairment charges in the nine months ended September 30, 2022 are attributable to impairment charges of $7,367,000 related to goodwill, $5,132,000 related to intangible assets, $37,000 related to property and equipment, and $179,000 related to right-of-use assets associated with two of our Los Angeles, CA leases. The impairment charges in the nine months ended September 30, 2021 were attributable to impairment charges on property and equipment and intangible assets no longer in service. Future declines of our revenue, cash flows and/or market capitalization may give rise to a triggering event that may require the Company to record impairment charges in the future related to our intangible assets and other long-lived assets.

Casualty Loss. During the second quarter of 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse. This theft has been recorded as a casualty loss of $533,000 during the nine months ended September 30, 2022 on the Company’s condensed consolidated Statements of Operations. The theft is being investigated further by the Los Angeles, CA Sheriff’s Department and a claim has been filed with the Company’s insurance company. We are seeking to recover the majority of the loss through our insurance policies, and we will offset the casualty loss with the recognition of a gain of any proceeds should we subsequently receive them from our insurance company. No assurances can be provided that we will be successful in recovering any or all of the casualty loss.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is mainly attributable to the disposition and impairment of certain assets during the second half of 2021 and the first nine months of 2022 as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The increase in the Company’s loss from operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is mainly attributable to higher operating expenses and lower revenue and gross profit as addressed above.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2022. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the footnotes thereto, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022 (the “2021 Annual Report”).

Liquidity and Capital Resources

As of September 30, 2022, we had $4,143,000 in cash and working capital of $4,029,000. For the nine months ended September 30, 2022, we incurred a net loss of $20,724,000 and used $4,876,000 of net cash in operating activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2021 Annual Report and in “Part II. Item 1A. Risk Factors” of our Q2 2022 Quarterly Report. There have been no material changes to these risks during the nine months ended September 30, 2022. The risks described in the 2021 Annual Report and the Q2 2022 Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

OBLONG, INC.

November 10, 2022	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)