Form 10-K
period 2022-12-31
Oblong, Inc.
filed 2023-03-21
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was $5,673,953.

The number of shares of the Registrant’s common stock outstanding as of March 20, 2023 was 2,063,308.

OBLONG, INC.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed in “Item 1A. Risk Factors” and/or listed below. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, drivers for demand, demand for our product offerings, sales cycles, future revenues, expenses, capital expenditures and cash flows; our ability to develop and launch new product offerings; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about employee relations; our beliefs about the ongoing performance and success of our Managed Service business; statements relating to market need and evolution of the industry, our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Oblong’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; our expected insurance coverage on our second quarter 2022 casualty loss; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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
•the success of our sales and marketing approach and efforts, and our ability to grow revenue;
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

Risks related to our business:

•Our Company experienced declines in revenue in recent fiscal years and may continue to experience further revenue decline in future periods;
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
•Product quality problems could lead to reduced revenue, gross margins, and higher net losses;
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
•We may experience material disconnections and/or reductions in the prices of our services and may not be able to replace the loss of revenue;
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

Today’s knowledge workers are seeking optimal meeting spaces both in and out of the office that foster creativity, agility, innovation, and engagement. The trend towards ad-hoc and small group meetings has led to the creation of the huddle room concept, where workers can meet in a disruption-free setting. However, it is estimated that a small percentage of these spaces are truly ‘full spectrum’ collaboration enabled. Further, the penetration of stand-alone content sharing applications is significantly less than video penetration in large and huddle-sized meeting rooms. While pre-pandemic momentum suggested end-users were beginning to embrace simple, easy to install, intuitive, and affordable collaboration solutions that integrate with cloud-based collaboration software services, we believe as businesses continue to reopen there will be significant demand for higher forms of engagement that combines robust video conferencing with enhanced content sharing as users adapt to more flexible workplace alternatives. This combination focuses on allaying customer apprehension with regards to how to cost-effectively pursue an expanded collaboration strategy without replacing their existing investments.

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

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s total consolidated revenue. For the years ended December 31, 2022, and 2021, one major customer accounted for approximately 46.8% and 34.7% of the Company’s total consolidated revenue, respectively.

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

With respect to our managed services for video collaboration, we primarily compete with managed services companies, videoconferencing equipment resellers and telecommunication providers, including BT Conferencing, AT&T, Verizon, LogMeIn, Yorktel, ConvergeOne, and AVI-SPL. We also compete with companies that offer hosted videoconference bridging solutions, including Blue Jeans, Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft, and Polycom, are delivering competitive cloud-based videoconferencing and calling services. With the technology advancements over the past few years, including browser-based and mobile video, the options for video collaboration solutions and services are greater than ever before. With respect to our managed services for network, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon and Telus. Our competitors offer services similar to ours both on a bundled and unbundled basis, creating a highly competitive environment with pressure on pricing of such services. Revenue attributable to our managed services described above has declined in recent years primarily due to loss of customers to competition. We expect this trend to continue in the future for our managed services business.

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

Research and Development

The Company incurred research and development expenses during the years ended December 31, 2022 and 2021 of $1.7 million and $2.9 million, respectively, related to the development of features and enhancements to our Mezzanine™ product offerings.

Employees

As of December 31, 2022, we had 22 total employees including 20 full-time employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and is comprised of a mix of competitive base salary, bonus and equity compensation awards, as well as other employee benefits. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good. We are committed to diversity and inclusion as well as equitable pay within our workforce. In addition, the health and safety of our employees, customers and communities are of primary concern to us. During the COVID-19 pandemic, we took significant steps to protect our workforce, including but not limited to, working remotely, and implementing social distancing protocols consistent with guidelines issued by federal, state, and local law.

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

Risks Related to Our Business

Our Company experienced declines in revenue in recent fiscal years and may continue to experience further revenue decline in future periods. We believe that revenue declines for our Managed Services business are primarily due to net attrition of customers and lower demand for these services given the competitive environment and pressure on pricing that exists in our industry. We believe that revenue declines for our Collaboration Products business are primarily due to the commercial response to the COVID-19 pandemic, as discussed further below.

Revenue growth and increase in the market share of our current product offerings depends on successful adoption of our Mezzanine™ product offerings with our channel partners, which requires sufficient sales, marketing, and product development funding. Our goal is to grow revenue from an increase in adoption of our product offerings. If we cannot successfully gain adoption of our Mezzanine™ product offerings through direct sales or our channel partners, we may not be able to grow revenue and/or increase the market share of our products. We cannot assure you that we will have sufficient funds available to invest in sales and marketing and continued product development in order to achieve revenue growth.

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

Our business activities will require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate as a going concern in the future. The Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 have been prepared assuming that the Company will continue as a going concern. We have experienced declines in revenue in recent fiscal years and we have incurred net losses.

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

We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customer’s changing needs, our operating results may suffer. The markets for our products and services are characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new products and services into existing and emerging markets and to reduce the production costs of existing products. If customers do not purchase and/or renew our offerings, our business could be harmed. The process of developing new technology related to market transitions—such as collaboration, digital transformation, and cloud—is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services before knowing whether our investments will result in products and services the market will accept. Our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other market transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate new product offerings.

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

Our success is highly dependent on the evolution of our overall market and on general economic conditions. The market for collaboration technology and services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth depends on broad acceptance and adoption of collaboration technologies and services. In addition, in the event we develop new solutions designed to address new market demands, such as our Mezzanine™ product offerings, sales of our solutions will in part depend on capturing new spending in these markets. There can be no assurance that this market will grow, that our offerings will be adopted or that businesses will purchase our collaboration technologies and services. If we are unable to react quickly to changes in the market, if the market fails to develop or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to achieve profitability. Additionally, adverse economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses, asset impairments and workforce reductions or restructurings. In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers.

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

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2022, one major customer accounted for 46.8% of the Company’s total consolidated revenue. The composition of our significant customers will vary from period-to-period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a failure of a depository institution to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

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

If we do not effectively compose, structure, and compensate our sales force to focus on the end customers and activities that will primarily drive our growth strategy, our business will be adversely affected. As indicated above, our growth is dependent in large part on the success of our sales force and in particular our ability to structure our sales force and sales compensation in a way that aligns with our growth strategy. As part of our efforts to appropriately structure and compensate our sales force such that their incentives are properly aligned with our growth strategy, we have made changes to our sales processes, sales segmentation and leadership structures for our sales teams and may need to make additional changes in the future. Such changes may take longer than anticipated to successfully implement, and we may not be able to realize the full benefits thereof, which may have a material adverse impact on our sales productivity as well as our business and operational results generally. In particular, as indicated above, our growth continues to be substantially dependent on our ability to increase our sales to large enterprises, particularly when those sales result in large orders for our solutions. Competition for sales employees who have the knowledge and experience necessary to effectively penetrate major enterprise accounts is fierce, and we may not be successful in hiring such employees, or hiring them on the timelines we anticipate, which will negatively impact our ability to target and penetrate major enterprise accounts. In addition, we anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our sales managers to become fully productive. In addition, as our organization continues to focus on major accounts and large deals, the productivity of our traditional sales teams may be impacted.

Our ability to sell our solutions is dependent in part on ease of use and the quality of our technical support, and any failure to offer high-quality technical support would harm our business, operating results, and financial condition. Once our solutions are deployed, our end customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions, or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain personnel who are not only qualified to support our solutions, but also well versed in some of the primary applications and hypervisors that our end customers run on our solutions. Furthermore, in the event we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. In addition, in the event we continue to expand our product portfolio to include additional solutions our ability to provide high-quality support will become more difficult and will involve more complexity. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation and brand, adversely affect our ability to sell our solutions to existing and prospective end customers, and could harm our business, operating results, and financial condition.

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

We depend upon our network providers and facilities infrastructure. Our success depends upon our ability to implement, expand, and adapt our network infrastructure and support services to accommodate an increasing amount of video traffic and evolving customer requirements at an acceptable cost. This has required and will continue to require that we enter into agreements with providers of infrastructure capacity, equipment, facilities, and support services on an ongoing basis. We cannot ensure that any of these agreements can be obtained on satisfactory terms and conditions. We also anticipate that future expansions and adaptations of our network infrastructure facilities may be necessary in order to respond to growth in the number of customers served.

A significant portion of our sales are through distribution channels including both system integrators and channel partners (collectively the “Service Providers”) which have been difficult to project and, particularly volatile during the pandemic. Weakness in orders from our distribution channels may harm our operating results and financial condition. Sales to the Service Providers have been characterized by large and sporadic purchases, in addition to longer sales cycles. Product orders by the Service Providers decreased during 2021 and 2022 and at various times in the past we have experienced significant weakness in product orders from Service Providers. Product orders from the Service Providers could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our Service Providers’ customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the Service Providers’ market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past and could affect our business and operating results in any future period. Finally, our Service Providers’ customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with Service Providers.

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

We may experience material disconnections and/or reductions in the prices of our services and may not be able to replace the loss of revenues. Historically, we have experienced both significant disconnections of services and also reductions in the prices of our services. We endeavor to obtain long-term commitments from new customers, as well as expand our relationships with current customers. The disconnection of services by our significant customers or by several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations. Service contract durations and termination liabilities are defined within the terms and conditions of the Company’s agreements with our customers. Termination of services in our existing agreements typically require a minimum of 30 days’ notice and are subject to early termination penalties equal to the amount of accrued and unpaid charges including the remaining term length multiplied by any fixed monthly fees. The standard form of service agreement with us includes an auto-renewal clause at the end of each term if the customer does not choose to terminate service at that time. Certain customers and partners negotiate master agreements with custom termination liabilities that differ from our standard form of service agreement.

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

Supply chain issues, including financial problems of contract manufacturers or component suppliers, or a shortage of adequate component supply or manufacturing capacity that increase our costs or cause a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins. We rely on other companies to supply some components of our Mezzanine™ products and of our network infrastructure and the means to access our network. Certain products and services that we resell and certain components that we require are available only from limited sources. We could be adversely affected if such sources were to become unavailable to us on commercially reasonable terms. We cannot ensure that, on an ongoing basis, we will be able to obtain third-party services cost-effectively and on the scale and within the time frames that we require, if at all. Failure to obtain or to continue to make use of such third-party services would have a material adverse effect on our business, financial condition, and results of operations. The fact that we do not own or operate manufacturing facilities and that we are reliant on our supply chain could have an adverse impact on the supply of our products and on our business and operating results. Financial problems of either contract manufacturers or component suppliers, reservation of manufacturing capacity at our contract manufacturers by other companies, and industry consolidation occurring within one or more component supplier markets, such as the semiconductor market, in each case, could either limit supply or increase costs.

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

Over the long term we intend to invest in engineering, sales, service and marketing activities, and in key priority and growth areas, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results. While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service, and marketing functions as we realign on and dedicate resources on key priority and growth areas. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.

We have made and may continue to make acquisitions that could disrupt our operations and harm our operating results. Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We may address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•Difficulties in integrating the operations, systems, technologies, products and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products;
•Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;
•Potential difficulties in completing projects associated with in-process research and development intangibles;
•Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•Initial dependence on unfamiliar supply chains or relatively small supply partners;
•Insufficient revenue to offset increased expenses associated with acquisitions; and
•The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

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

Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to a failure to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks related to new product development also apply to acquisitions.

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

Risks Related to Cybersecurity and Regulations

Cyber-attacks, data breaches, malware, or a breach of our physical security systems may disrupt our business operations, result in the loss of critical and confidential information, harm our operating results and financial condition, and damage our reputation; and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business. In the ordinary course of providing video communications services, we transmit sensitive and proprietary information of our customers. We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our operations. We have undertaken measures to protect the safety and security of our inventory and our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security measures. Despite our implementation of security measures, there can be no assurance our safety and security measures will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations or inventory theft. The products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to improper functioning, cyber-attacks, data breaches, malware, and similar disruptions from unauthorized access or tampering by malicious actors or inadvertent error. Any such event could compromise our products, services and networks or those of our customers, and the proprietary information stored on our systems or those of our customers could be improperly accessed, processed, disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, give rise to legal/regulatory action, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. A security breach at any one of our physical facilities, such as that which occurred during 2022, could result in a significant loss of inventory, or increase expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on our business, financial condition, and results of operations. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation, or otherwise harm our business.

Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business. The products and services we sell to customers inevitably contain vulnerabilities or critical security defects which have not been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in an exploit that compromises security. Customers also need to test security releases before they can be deployed which can delay implementation. In addition, we rely on third-party providers of software and cloud-based service, and we cannot control the rate at which they remedy vulnerabilities. Customers may also not deploy a security release or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the release, leaving them vulnerable. Vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business.

Our business, operating results and financial condition could be materially harmed by regulatory uncertainty applicable to our products and services. Changes in regulatory requirements applicable to the industries in which we operate, in the United States and in other countries, could materially affect the sales of our products and services. In particular, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and offers, and they could also impact sales of our own regulated offers. In addition, evolving legal requirements restricting or controlling the collection, processing, or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and offers. Additional areas of uncertainty that could impact sales of our products and offers include laws and regulations related to encryption technology, environmental sustainability, export control, product certification and national security controls applicable to our supply chain. Changes in regulatory requirements in these areas could have a material adverse effect on our business, operating results, and financial condition.

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

Our network depends upon telecommunications carriers who could limit or deny us access to their network or fail to perform, which would have a material adverse effect on our business. We rely upon the ability and willingness of certain telecommunications carriers and other corporations to provide us with reliable high-speed telecommunications service through their networks. If these telecommunications carriers and other corporations decide not to continue to provide service to us through their networks on substantially the same terms and conditions (including, without limitation, price, early termination liability, and installation interval), if at all, it would have a material adverse effect on our business, financial condition, and results of operations. Additionally, many of our service level objectives are dependent upon satisfactory performance by our telecommunications carriers. If they fail to so perform, it may have a material adverse effect on our business.

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

Third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation, and where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships.

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

We may not be able to protect the rights to, or enforce, our intellectual property. We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. We have been issued numerous patents, other patent applications are currently pending, and some of our intellectual property is not covered by any patent. As we further develop our services and related intellectual property, we expect to seek additional patent protection. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure that any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; any of our pending or future patent applications will be issued with the breadth of claim coverage sought by it, if issued at all; or any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims. Furthermore, many key aspects of networking technology are governed by industry-wide standards, which are usable by all market entrants, and there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Additionally, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patent or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create innovative products that have enabled us to be successful.

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
A number of our solutions incorporate software provided under open-source licenses which may restrict or impose certain obligations on how we use or distribute our solutions or subject us to various risks and challenges, which could result in increased development expenses, delays or disruptions to the release or distribution of those solutions, inability to protect our intellectual property rights and increased competition. Certain significant components of our solutions incorporate or are based upon open-source software, and we may incorporate open-source software into other solutions in the future. Such open-source software is generally licensed under open-source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, "Apache-style" licenses, "BSD-style" licenses and other open-source licenses. The use of open-source software subjects us to a number of risks and challenges, including, but not limited to:
•If open-source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, our development expenses could increase and our product release and upgrade schedules could be delayed.
•Open-source software is open to further development or modification by anyone. As a result, others may develop such software to be competitive with our platform and may make such competitive software available as open source. It is also possible for competitors to develop their own solutions using open-source software, potentially reducing the demand for, and putting price pressure on, our solutions.
•The licenses under which we license certain types of open-source software may require that, if we modify the open source software we receive, we are required to make such modified software and other related proprietary software of ours publicly available without cost and on the same terms. In addition, some open-source licenses appear to be permissive in that internal use of the open source software is allowed, but prohibit commercial uses, or treat provision of cloud services as triggering the requirement to make proprietary software publicly available. Accordingly, we monitor our use of open-source software in an effort to avoid subjecting our proprietary software to such conditions and others we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open-source software that we use, our processes used to monitor how open-source software is used could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses and licensors sometimes change their license terms. Therefore, any improper usage of open-source, including a failure to identify changes in license terms, could result in unanticipated obligations regarding our solutions and technologies, which could have an adverse impact on our intellectual property rights and our ability to derive revenue from solutions incorporating the open source software.
•If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur legal expenses defending against such allegations, or engineering expenses in developing a substitute solution.

If we are unable to successfully address the challenges of integrating offerings based upon open-source technology into our business, our business and operating results may be adversely affected and our development costs may increase.

We may incur non-cash impairment charges for our right-of-use and intangible assets which would negatively impact our operating results. The failure to use the full value of our right-of-use assets, such as that which occurred in during 2022, could result in significant impairment charges which could have an adverse effect on our results of operations.

The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. As a result of declines in revenue for the Collaboration Products reporting segment, and decreases in our stock price, we concluded that triggering events had occurred and conducted impairment testing of our intangible assets during the year ended December 31, 2022. Based on the corresponding recoverability tests of the intangible assets for the Collaboration Products reporting unit, we determined that impairment changes of $5.1 million were required for the year ended December 31, 2022. The recoverability test consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts.

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

Risks Related to Our Business Resulting from the Coronavirus Pandemic

The coronavirus pandemic is a serious threat to health and economic well-being affecting our employees, investors, customers, and other business partners. On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. During 2020, 2021, 2022, and through the date of this Report, widespread infection in the United States and abroad prompted National, state, and local authorities to at times require or recommend social distancing and impose quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had serious adverse impacts on domestic and foreign economies, and these impacts could continue, in various degrees of severity and for an uncertain duration. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries is uncertain.

The sweeping nature of the pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but the pandemic materially affected our revenue and results of operations for the years ended December 31, 2021 and 2022, as we experienced delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the ongoing COVID-19 pandemic. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has had indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically.

Further, our current and potential customers may likely be required to continue to allocate resources and adjust budgets to accommodate potential contingencies related to the effects of the coronavirus and measures required to be put in place to prevent and contain contamination of the virus. Uncertainties resulting from COVID-19 may result in customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our operations and financial results and our ability to generate positive cash flows. Further, our current service offerings and our future growth may be minimized to a point that would be detrimental to our business development activities.

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
•our ability to comply with the continued listing standards of the Nasdaq Capital Market;
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
•other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the outbreak of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability; and
•the failure of any bank and the resulting economic uncertainty caused by such failures.

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

We could fail to satisfy the standards to maintain our listing on a stock exchange. We could fail to satisfy the standards for continued exchange listing on the Nasdaq Capital Market such as standards having to do with a minimum share price, the minimum number of public shareholders, a minimum amount of stockholders’ equity or the aggregate market value of publicly held shares. On February 17, 2022, the Company received written notice from the Nasdaq Stock Market, LLC ("Nasdaq") indicating that the bid price for the Company's common stock (the "Common Stock"), for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company was not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with the Nasdaq Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until August 16, 2022, to regain compliance with the Bid Price Rule. On August 17, 2022, the Company received written notification from the Listing Qualifications Department of Nasdaq, granting the Company's request for a 180-day extension, or until February 13, 2023 to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Common Stock must have met or exceeded $1.00 per share for a minimum of ten consecutive business days during this 180-day period. On January 3, 2023, the Company effected a 1-for-15 reverse stock split and the Company’s shares of Common Stock began trading on a split-adjusted basis at the commencement of trading on January 4, 2023. On January 18, 2023, the Company received written notice from Nasdaq confirming the Company had regained compliance with the Bid Price Rule, and that the matter was now closed.

If the Company fails to satisfy the Bid Price Rule in the future and is not able to regain compliance, then the Nasdaq will notify the Company of its determination to delist its Common Stock. If we are unable to maintain our listing on the Nasdaq Capital Market, it would negatively affect, among other things (i) our ability to raise capital on terms we deem advisable, or at all, and (ii) the liquidity of our common stock. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects and could require us to significantly reduce operations. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in such securities for an indefinite period.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If we were unable to access all or a significant portion of the amounts we have deposited at financial institutions for any extended period of time, we may not be able to pay our operational expenses or make other payments until we are able to move our funds to accounts at one or more other financial institutions, which process could cause a temporary delay in making payments to our vendors and employees and cause other operational challenges.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease three facilities in Los Angeles, California providing office space. We also lease a facility in City of Industry, California, providing warehouse space. These leases expire between 2023 and 2024. During 2022, and through the date of this filing, we exited leases in Boston, Massachusetts, Dallas, Texas, and Austin, Texas. We currently occupy the warehouse space in City of Industry; we have subleases in place for the one Los Angeles property. With the exception of these spaces described above, we currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231,

Conifer, Colorado 80433. For additional information regarding our obligations under leases, see Note 9 - Operating Lease Liabilities and Right-of-Use Assets to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.

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

Subsequent to the date of this Report, on January 3, 2023, the Company effected a 1-for-15 reverse stock split for its Common Stock. All Common Stock share information in the discussion and tables of this Annual Report are shown as adjusted for this split.

On March 20, 2023, the closing sale price of our common stock was $1.38 per share as reported on the Nasdaq Capital Market, and 2,063,308 shares of our common stock were issued and outstanding. As of March 20, 2023, there were 152 holders of record of our common stock. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar of our common stock.

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

Not Applicable

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2022 and 2021, and the related notes attached thereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of Operations

Year Ended December 31, 2022 (“2022”) versus Year Ended December 31, 2021 (“2021”)

Segment Reporting

The Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services,” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions.

Certain information concerning the Company’s segments for the years ended December 31, 2022 and 2021, is presented in the following table (in thousands):

	Year Ended December 31, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$3,348	$2,128	$—	$5,476
Cost of revenues	2,273	1,657	—	3,930
Gross profit	$1,075	$471	$—	$1,546
Gross profit %	32%	22%	—%	28%

Allocated operating expenses	$19	$18,355	$—	$18,374
Unallocated operating expenses	—	—	5,160	5,160
Total operating expenses	$19	$18,355	$5,160	$23,534

Income (loss) from operations	$1,056	$(17,884)	$(5,160)	$(21,988)
Interest and other expense (income), net	12	(52)	—	(40)
Income (loss) before income taxes	$1,044	$(17,832)	$(5,160)	$(21,948)
Income tax expense	$(4)	$(3)	$—	$(7)
Net income (loss)	$1,048	$(17,829)	$(5,160)	$(21,941)

	Year Ended December 31, 2022
Total assets	$752	$1,824	$3,085	$5,661

	Year Ended December 31, 2021
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$4,270	$3,469	$—	$7,739
Cost of revenues	2,991	2,030	—	5,021
Gross profit	$1,279	$1,439	$—	$2,718
Gross profit %	30%	41%	—%	35%

Allocated operating expenses	$591	$7,879	$—	$8,470
Unallocated operating expenses	—	—	6,042	6,042
Total operating expenses	$591	$7,879	$6,042	$14,512

Income (loss) from operations	$688	$(6,440)	$(6,042)	$(11,794)
Interest and other (income) expense, net	22	(227)	(2,448)	(2,653)
Loss before income taxes	$666	$(6,213)	$(3,594)	$(9,141)
Income tax benefit	$(15)	$(75)		$(90)
Net income (loss)	$681	$(6,138)	$(3,594)	$(9,051)

	Year Ended December 31, 2021
Total assets	$1,053	$18,615	$8,939	$28,607

Unallocated operating expenses in Corporate include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets consist of unrestricted cash.

Revenue. Total revenue decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below (in thousands):

	Year Ended December 31,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$334	6%	$854	11%
Network services	2,954	54%	3,347	43%
Professional and other services	60	1%	69	1%
Total Managed Services revenue	$3,348	61%	$4,270	55%

Revenue: Collaboration Products
Visual collaboration product offerings	$2,114	39%	$3,367	44%
Licensing	14	—%	$102	1%
Total Collaboration Products revenue	$2,128	39%	$3,469	45%
Total consolidated revenue	$5,476	100%	$7,739	100%

Managed Services

•The year over year decrease in revenue for video collaboration services is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•The year over year decrease in revenue for network services is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•We expect revenue declines in our Managed Services segment will continue in the future.

Collaboration Products

•Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. The year over year decrease in revenue for our product offerings is primarily attributable to the ongoing effects of the COVID-19 pandemic on our existing and target customers as they continue to evaluate behavioral changes in how and when employees choose to work from traditional office environments. The Company’s results reflect the challenges of long and unpredictable sales cycles, delays in customer retrofit budgets for commercial real estate spaces, project delays, and prospective orders in our distribution channels as a direct result of partner and customer implementation schedules shifting due to the COVID-19 pandemic and its aftermath. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. During 2021 and 2022, we experienced declines in revenue as our partners and customers across all sectors delayed potential orders in reaction to the ongoing impacts of the pandemic that caused our customers to suspend or postpone technology changes/upgrades due to budget and occupancy uncertainties. We continue to monitor the impact of the pandemic on our customers, suppliers and logistics providers; the significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic, and its aftermath, on market drivers, our partners and customers, suppliers or logistics providers may be expected to continue to significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the pandemic may have. Continuation of the ongoing effects of the pandemic, and government actions in response thereto, could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and may be expected to continue to significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

Cost of Revenue (exclusive of depreciation and amortization and casualty loss). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Year Ended December 31,
	2022	2021
Cost of Revenue
Managed Services	$2,273	$2,991
Collaboration Products	1,657	2,030
Total cost of revenue	$3,930	$5,021

The year over year decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. The Company’s gross profit as a percentage of revenue was 28% in 2022 compared to 35% in 2021. This decrease in gross profit was primarily due to the decline in gross profit percentage for our Collaboration Products segment, as we maintained certain levels of personnel and other fixed costs to deliver lower revenue.

Operating expenses are presented in the following table (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$1,699	$2,913	$(1,214)	(42)%
Sales and marketing	1,431	2,195	(764)	(35)%
General and administrative	5,278	6,363	(1,085)	(17)%
Impairment charges	12,740	305	12,435	4077%
Casualty loss, net	483	—	483	100%
Depreciation and amortization	1,903	2,736	(833)	(30)%
Total operating expenses	$23,534	$14,512	$9,022	62%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The year over year decrease in research and development expenses for 2022 compared to 2021 is primarily attributable to lower personnel costs due to reduced headcount, partially offset by a $270,000 increase in consulting and outsourced labor costs between these periods.

Sales and Marketing. The year over year decrease in sales and marketing expenses for 2022 compared to 2021 is primarily attributable to lower office costs due to fewer real estate leases, and lower personnel costs due to reduced headcount.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance and accounting, human resources and information technology. The year over year decrease in general and administrative expenses in 2022 compared to 2021 is mainly attributable to decreases of $767,000 in stock-based expense and $203,000 in credit losses from accounts receivable, and lower consulting and professional fees and general office expenses, partially offset by an increase in personnel expenses, primarily attributable to receiving an Employee Retention Credit (“ERC”) during 2021.

Impairment Charges. The impairment charges in 2022 are attributable to impairment charges of $7,367,000 related to goodwill, impairment charges of $5,133,000 related to intangible assets, impairment charges of $59,000 related to property and equipment, and impairment charges of $179,000 related to right-of-use assets associated with two of our Los Angeles, CA leases. The impairment charges in 2021 were attributable to impairment charges on property and equipment of $98,000 and impairment charges on intangible assets of $207,000 no longer in service. Future declines of our revenue, cash flows and/or market capitalization may give rise to a triggering event that may require the Company to record impairment charges in the future related to our intangible assets and other long-lived assets.

Casualty Loss. In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California. The theft is being investigated further by the Los Angeles, CA Sheriff’s Department and claims have been filed with the Company’s insurance carriers. During 2022, we received a recovery payment from one of our insurance policies of $50,000, resulting in a net casualty loss of $483,000 on our Consolidated Statements of Operations. Subsequent to the date of this report, we received notification from our other insurance carrier that they determined the Company was entitled to insurance proceeds of $315,000 relating to our inventory theft claim. The Company is currently in negotiations with the insurance carrier with the objective of increasing their determination of proceeds. We will offset the casualty loss with the recognition of any proceeds once received from our insurance carrier.

Depreciation and Amortization. The year over year decrease in depreciation and amortization expenses in 2022 compared to 2021 is mainly attributable to the disposition and impairment of certain assets during 2021 and 2022 as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The year over year increase in the Company’s loss from operations is mainly attributable to the significant impairment charges recorded in 2022, as well as higher operating expenses and lower revenue and gross profit as addressed above.

Interest and Other Income, Net. Interest and other income, net in 2022 was primarily comprised of interest income related to our cash accounts, partially offset by interest expense. Interest and other income, net in 2021 was primarily comprised of (i) other income resulting from the settlement of an office lease, and (ii) a gain on extinguishment of debt resulting from the forgiveness of our Paycheck Protection Program loan (the “PPP Loan”).

Income Tax Benefit. We recorded an income tax benefit of $7,000 in 2022 and income tax benefit of $90,000 in 2021 (see Note 16 - Income Taxes to our Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2022, we had $3,085,000 of cash and $2,959,000 of working capital. For the years ended December 31, 2022 and 2021, we incurred net losses of $21,941,000 and $9,051,000, respectively, and net cash used in operating activities was $5,934,000 and $7,732,000, respectively.

Net cash provided by investing activities for the year ended December 31, 2022 was $19,000, primarily related to the sale of property and equipment, compared to net cash used in investing activities of $49,000 for the year ended December 31, 2021 primarily related to purchases of property and equipment.

There was no cash flow related to financing activities for the year ended December 31, 2022. Net cash provided by financing activities in 2021 was attributable to net proceeds of $11,504,000 from an equity financing.

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

See Note 15 - Commitments and Contingencies to our Consolidated Financial Statements for discussion regarding certain additional factors that could impact the Company’s liquidity in the future.

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
The Company’s managed videoconferencing services are offered to our customers on either a usage basis or on a subscription basis. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. The costs associated with obtaining a customer contract are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. Deferred revenue as of December 31, 2022 totaled $1,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2022, the Company recorded $7,000 of revenue that was included in deferred revenue as of December 31, 2021. During the year ended December 31, 2021, the Company recorded $24,000 of revenue that was included in deferred revenue as of December 31, 2020.
The Company’s visual collaboration products are composed of hardware and embedded software sold as a complete package, and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of installation, which also triggers the beginning of recognition of revenue for maintenance services which range from one to three years. Revenue is recognized over time for maintenance services. Licensing agreements are for the Company’s core technology platform, g-speak, and are generally one year in length. Revenue for these services is recognized ratably over the service period. Deferred revenue, as of December 31, 2022, totaled $549,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2022, the Company recorded $776,000 of revenue that was included in deferred revenue as of December 31, 2021. During the year ended December 31, 2021, the Company recorded $1,193,000 of revenue that was included in deferred revenue as of December 31, 2020.

Revenue recorded over time for the years ended December 31, 2022 and 2021 was $970,000 and $1,809,000, respectively. Revenue recorded at a period in time for the years ended December 31, 2022 and 2021 was $4,506,000 and $5,930,000, respectively.

Long-Lived Assets, Goodwill, and Intangible Assets

Property and Equipment

Property and equipment are accounted for in accordance with ASC Topic 360 “Property, Plant, and Equipment” (“ASC Topic 360”), stated at cost, and are depreciated using the straight-line method over the estimated economic lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. Property and equipment assets, net of accumulated depreciation, totaled $3,000 and $159,000 as of December 31, 2022 and 2021, respectively.

Intangible Assets

Intangible assets are accounted for in accordance with ASC Topic 350 “Intangibles - Goodwill and Other” (“ASC Topic 350”), and intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which initially ranged from five to twelve years. Intangible assets, net of accumulated amortization totaled $604,000 and $7,562,000 as of December 31, 2022 and 2021, respectively.

Goodwill

Goodwill is accounted for in accordance with ASC Topic 350 and is not amortized. Goodwill is subject to periodic testing for impairment. As of December 31, 2021, goodwill of $7,367,000 was recorded on our Consolidated Balance Sheet in connection with the October 1, 2019 acquisition of Oblong Industries. As a result of the impairment charges discussed below, there was no goodwill recorded on our Consolidated Balance Sheet as of December 31, 2022.

Operating Lease Right-of-use-assets

Right-of-use Assets are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”), and are amortized using a straight-line method over the estimated life of the lease. Right-of-use assets, net totaled $142,000 and $659,000, as of December 31, 2022 and 2021, respectively.

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

Impairment

The Company assesses the impairment of our long-lived assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.

During the year ended December 31, 2022, we considered the declines in revenue for the Collaboration Products reporting segment and the decline in the Company’s market capitalization to be triggering events for an impairment test of our long-lived and intangible for this reporting unit. Based on the corresponding recoverability tests of the asset group for this reporting unit, it was determined that the carrying value exceeded the gross cash flows of the asset group. The recoverability tests consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts, and involves significant judgements and assumptions, related primarily to the future revenue and profitability of the assets.

For the year ended December 31, 2022, the Company recorded impairment charges on property and equipment assets of $59,000. See Note 5 - Property and Equipment for further discussion. During the year ended December 31, 2021, the Company recorded impairment charges of $98,000 on property and equipment assets.

For the year ended December 31, 2022, the Company recorded impairment charges of $5,133,000 on purchased intangible assets. See Note 7 - Intangible Assets for further discussion. The Company recorded impairment Charges of $207,000 to purchased intangible assets for the year ended December 31, 2021.

We tested goodwill for impairment on an annual basis, on September 30th of each year, unless events occurred or circumstances changed indicating that the fair value of the goodwill may be below its carrying amount. During the year ended December 31, 2022, we considered the sustained decline in our stock price to be a triggering event for an interim goodwill impairment test, as of both March 31, 2022 and June 30, 2022. To determine the fair value of the reporting unit for the goodwill impairment test, we used a weighted average of the discounted cash flow method and market-based method.

During the year ended December 31, 2022, we recorded impairment charges of $7,367,000, related to the tests discussed above. See Note 6 - Goodwill for further discussion. No impairments were recorded for Goodwill during the year ended December 31, 2021.

Right-of-use assets are tested for impairment using guidance from ASC Topic 360. For the year ended December 31, 2022, the Company recorded aggregate impairment charges of $179,000 on two right-of-use assets. See Note 9 - Operating Lease Liabilities and Right-of-Use Assets for further discussion. There were no right-of-use asset impairments for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Our Board of Directors met and/or acted by written consent four times during the year ended December 31, 2022. During this period, each director attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he was a director and (ii) the total number of meetings of committees of the Board of Directors on which he served, held during the period for which he served. The Company does not have a policy with regard to directors’ attendance at our annual meetings of stockholders.

The following table sets forth information with respect to our Board of Directors as of the date of this Report.

Name	Age	Position with Company
Jason Adelman (1)(2)(3)	53	Director, Chairman of the Compensation Committee, Chairman of the Nominating Committee
Matthew Blumberg (1)(3)	52	Chairman of the Board
Peter Holst	54	Director, President and Chief Executive Officer
James S. Lusk (1)(2)(3)	67	Director, Chairman of the Audit Committee
Deborah Meredith (2)(3)	63	Director
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

Audit Committee

The audit committee currently consists of Mr. Lusk (chair), Mr. Blumberg, and Mr. Adelman. Our Board of Directors has determined that all members of the audit committee are “independent” within the meaning of the listing standards of Nasdaq and the SEC rules governing audit committees and “financially literate” for purposes of applicable Nasdaq listing standards. In addition, our Board of Directors has determined that each of Messrs. Lusk, Blumberg, and Adelman have the accounting and related financial management expertise to satisfy the requirements of an “audit committee financial expert,” as determined pursuant to the rules and regulations of the SEC. The audit committee consults and meets with our independent registered public accounting firm, Chief Financial Officer and accounting personnel, reviews potential conflict of interest situations where appropriate, and reports and makes recommendations to the full Board of Directors regarding such matters. The audit committee met four times during the year ended December 31, 2022.

Compensation Committee

Our compensation committee currently consists of Mr. Adelman (chair), Mr. Lusk, and Ms. Meredith. Each member of the compensation committee meets the applicable independence requirements of the Nasdaq, including the additional independence test required for compensation committee members. In affirmatively determining the independence of the compensation committee members, we considered all factors specifically relevant to determining whether each of the directors has a relationship to the Company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member. The compensation committee met and/or acted by written consent two times during the year ended December 31, 2022.

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

Nominating Committee

Our nominating committee currently consists of Mr. Adelman (chair), Mr. Blumberg, Mr. Lusk, and Ms. Meredith. Each member of the nominating committee meets the independence requirements of the Nasdaq. The nominating committee is responsible for assessing the performance of our Board of Directors and making recommendations to our Board regarding nominees for the Board. The nominating committee met and/or acted by written consent one time during the year ended December 31, 2022.

The nominating committee considers qualified candidates to serve as a member of our Board of Directors that are suggested by our stockholders. Nominees recommended by stockholders will be given appropriate consideration and evaluated in the same manner as other nominees. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433. Stockholder submissions that are received in accordance with our by-laws and that meet the criteria outlined in the nominating committee charter are forwarded to the members of the nominating committee for review. Stockholder submissions must include the following information:

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

Contacting the Board of Directors

Any stockholder who desires to contact our Board of Directors, committees of the Board of Directors and individual directors may do so by writing to: Oblong, Inc., 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433, Attention: David Clark, Corporate Secretary. Mr. Clark will direct such communication to the appropriate persons.

Board Leadership Structure and Role in Risk Oversight

Mr. Holst has served as the Company’s President and Chief Executive Officer since January 2013 and served as the Chairman of the Company’s Board of Directors from July 2019 up until our 2021 annual meeting of stockholders. Effective on the date of the 2021 annual meeting of stockholders, Mr. Blumberg replaced Mr. Holst as the Chairman of the Board of Directors.

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

Biographies for Executive Officers

Peter Holst, President and Chief Executive Officer (CEO). See “Biographies for Board of Directors” above for Mr. Holst’s biography.

David Clark, Chief Financial Officer. Mr. Clark, 54, joined the Company in March 2013 as Chief Financial Officer (“CFO”). Mr. Clark has more than 30 years of experience in finance and accounting. Prior to joining the Company, Mr. Clark served as Vice President of Finance, Treasurer and acting CFO for Allos Therapeutics, a publicly traded biopharmaceutical company, and as CFO of Seurat Company (formerly XOR, Inc.), an e-commerce managed services company. Mr. Clark started his career with seven years in the audit practice of PricewaterhouseCoopers LLP. Mr. Clark is an active Certified Public Accountant and received a Master of Accountancy and a B.S. in Accounting from the University of Denver.

Family Relationships

There are no family relationships between the officers and directors of the Company.

Legal Proceedings

During the past ten years none of our directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Item 11. Executive Compensation
On January 3, 2023, the Company effected a 1-for-15 reverse stock split. All share information in the following compensation discussion and tables are shown as adjusted for this stock split.

Director Compensation

The Company’s director compensation plan provides that non-employee directors are entitled to receive annually: (i) a grant of restricted stock or restricted stock units (“RSUs”) awarded under the Company’s 2019 Equity Incentive Plan (pro-rated as necessary for the period of service from the director’s date of appointment to the Board of Directors until the next annual meeting of stockholders); and (ii) a retainer fee of $20,000. The annual fee is payable in equal quarterly installments on the first business day following the end of the calendar quarter, in cash or shares of restricted stock, as chosen by the director, on an annual basis on or before December 31 of the applicable fiscal year. The annual equity grants to directors are normally made as of the date of the annual meeting of the Company’s stockholders. Grants of restricted stock or RSUs vest on the first anniversary of the grant date or earlier upon the occurrence of certain termination events or upon a change in control of the Company. Vested RSUs are settled in shares of Common Stock on a 1-for-1 basis upon the earliest of (i) the tenth anniversary of the grant date of the RSUs, (ii) a change in control (as defined in the award agreement) of the Company and (iii) the date of a director’s separation from service.

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

The following table represents compensation for the Company’s non-employee directors during the year ended December 31, 2022. All compensation for Peter Holst, the Company’s President and CEO, during the year ended December 31, 2022 is included in the Summary Compensation Table under “Executive Compensation” below.

Name	Cash Fees Earned ($)	Stock Awards($)	Total($)
Jason Adelman	33,000	None	33,000
Matthew Blumberg	46,000	None	46,000
James S. Lusk	36,000	None	36,000
Deborah Meredith	26,000	None	26,000

As of December 31, 2022, Mr. Lusk has 167 outstanding vested stock options and 42 unvested restricted stock awards. In addition, as of December 31, 2022, 1,929 vested RSUs issued to Mr. Lusk remain outstanding due to the deferred payment provisions set forth in these RSU awards. No other equity awards were outstanding, as of December 31, 2022, for the remaining non-employee directors.

Executive Compensation

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2022 and 2021, the compensation awarded to, paid to, or earned by: Peter Holst, Chairman, President and CEO; David Clark, CFO, Treasurer and Secretary. No other executive officer earned more than $100,000 during the year ended December 31, 2022, so the Company only has two named executive officers for this period.

Name and Principal Positions	Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Peter Holst	2022	295,000	(1)	147,000	—	9,130	(2)	451,130
Director, President and CEO	2021	246,340		200,000	—	8,693	(2)	455,033

David Clark	2022	260,000	(1)	65,000	—	7,800	(2)	332,800
CFO, Treasurer and Secretary	2021	242,164		100,000	—	8,688	(2)	350,852

(1) Effective July 1, 2021, the annual salaries for Mr. Holst and Mr. Clark were increased to $295,000 and $260,000, respectively.
(2) Represents matching contributions under the Company’s 401(k) Plan for Mr. Holst of $9,130 for 2022 and $8,693 for 2021; for Mr. Clark of $7,800 for 2022 and $8,688 for 2021.

Outstanding Equity Awards at 2022 Fiscal Year-End

The table set forth below presents information concerning outstanding stock option awards held by certain named executive officers at December 31, 2022.

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Peter Holst	1/13/2013	5,834	297.00	1/13/2023	—	—

David Clark	3/25/2013	667	226.50	3/25/2023	—	—

(1) All stock option awards held by Messrs Holst and Clark were fully vested and exercisable as of December 31, 2022.

401(k) Plan

The Company maintains a tax-qualified 401(k) plan on behalf of its eligible employees, including its named executive officers. Pursuant to the terms of the plan, for fiscal years 2022 and 2021, eligible employees may defer up to 80% of their salary each year, and the Company matched 50% of an employee’s contributions on the first 6% of the employee’s salary. This matching contribution vests over four years.

Agreements with Named Executive Officers

We have entered into employment agreements with our current named executive officers. All named executive officers, whether or not subject to an employment agreement, are “at will” employees of the Company.

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

Potential Payments to Named Executive Officers upon Termination or Change-in-Control

In accordance with the terms of the Company’s 2007 Stock Incentive Plan and 2014 Equity Incentive Plan, upon a “Change in Control” or “Corporate Transaction” (as each such term is defined in such Plans), all shares of restricted stock, RSUs and all unvested options, including those held by the named executive officers, immediately vest and become exercisable, as applicable. No named executive officer is entitled to accelerated vesting in connection with a termination for cause. In accordance with the terms of the Company’s 2019 Equity Incentive Plan, the Company is given authority to accelerate the timing of the exercise/vesting provisions of awards under such plan in the event of certain change in control or other corporate transactions.

See “Agreements with Named Executive Officers” above for a discussion of certain payments the Company could be required to make upon the termination of a Named Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our capital stock, as of March 20, 2023, by each of the following:

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

The amounts and percentages in the table below are based on 2,063,308 shares of Common Stock issued and outstanding as of March 20, 2023, as adjusted for the 1-for-15 reverse split effected on January 3, 2023. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise or conversion of any option, warrant or other derivative security. Shares of Common Stock subject to options, restricted stock units (“RSUs”), warrants or other derivative securities which are currently exercisable or convertible or are exercisable or convertible within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, RSUs, warrants or other derivative security, but are not considered outstanding for computing the ownership percentage of any other person.

	Common Stock
Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)(3)		Percent of Class
Named Executive Officers and Directors:
Peter Holst	27,567	(4)	1.3%
David Clark	3,929	(5)	0.2%
James S. Lusk	6,228	(6)	0.3%
Jason Adelman	43,067	(7)	2.1%
Matthew Blumberg	—	(8)	—%
Deborah Meredith	—	(9)	—%
All directors and executive officers as a group (6 people)	80,791		3.9%

Greater than 5% Owners:
Foundry Group, 700 Front St., Suite 104, Louisville, CO 80027	522,634	(10)	25.3%
StepStone Group LP, 4225 Executive Square, Suite 1600, La Jolla, CA 90237	246,178	(11)	11.9%
Morgan Stanley Funds 100 Front Street West Conshohocken, PA 19428	170,183	(12)	8.2%

(1) Unless otherwise noted, the address of each person listed is c/o Oblong, Inc., 25587 Conifer Road, Suite 105-231, Conifer, CO 80433.
(2) All shares shown as adjusted for the 1-for-15 reverse stock split effected January 3, 2023.
(3) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Common Stock beneficially owned.
(4) Includes 21,733 shares of Common Stock and 5,834 shares of Common Stock subject to stock options presently exercisable.
(5) Includes 3,262 shares of Common Stock and 667 shares of Common Stock subject to stock options presently exercisable.
(6) Based on ownership information from the Form 4 filed by Mr. Lusk with the SEC on August 20, 2021. Includes 3,634 shares of Common Stock, 667 shares of Common Stock subject to stock options presently exercisable, and 1,927 shares of Common Stock issuable from vested RSUs (for which the shares of Common Stock have not yet been delivered in accordance with the terms of these RSUs).
(7) Based on ownership information from the Form 4 filed by Mr. Adelman with the SEC on August 20, 2021. Mr. Adelman beneficially owns 43,067 shares of Common Stock, of which 37,967 shares are held directly by Mr. Adelman and 5,100 shares are held in a retirement plan.
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
(12) Based on records from the Company's transfer agent as of March 6, 2023.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2022, information regarding our common stock that may be issued under the Company’s equity compensation plans, as adjusted for the 1-for-15 reverse stock split effected on January 3, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (a)	Weighted Average Exercise Price of Outstanding Stock Options (b)	Number of Securities to be Issued Upon Vesting of Outstanding Restricted Stock Units (*) (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a) & (c))
Equity compensation plans approved by security holders	16,668	$143.63	—	177,567

(*) As of December 31, 2022, 1,929 vested RSUs remain outstanding under the Company’s 2014 Equity Incentive Plan, as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our directors and named executive officers, which are described elsewhere in this Annual Report, there have been no transactions since January 1, 2021 to which we were a party or will be a party, in which:

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

Item 14. Principal Accounting Fees and Services

The audit committee, composed entirely of independent, non-employee members of the Board of Directors, appointed the firm of EisnerAmper LLP, Iselin, New Jersey (“EisnerAmper”), PCAOB identification number 274, as the independent registered public accounting firm for the audit of the Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ending December 31, 2022 and 2021. As our independent registered public accounting firm, EisnerAmper audited our Consolidated Financial Statements for the fiscal year ending December 31, 2022, reviewed the related interim quarters, and performed audit-related services and consultation in connection with various accounting and financial reporting matters. EisnerAmper may also perform certain non-audit services for our Company. The audit committee has determined that the provision of the services provided by EisnerAmper as set forth herein are compatible with maintaining EisnerAmper’s independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant SEC rules.

Audit Fees

EisnerAmper, our principal accountant, billed us approximately $269,000 for professional services for the audit of our annual Consolidated Financial Statements for the 2022 fiscal year and the reviews of the Consolidated Financial Statements included in our quarterly reports on Form 10-Q for the 2022 fiscal year. EisnerAmper billed us $299,000 for professional services for the audit of our annual Consolidated Financial Statements for the 2021 fiscal year and the reviews of the Consolidated Financial Statements included in our quarterly reports on Form 10-Q for the 2021 fiscal year.

Audit-Related Fees

EisnerAmper did not bill us in the 2022 and 2021 fiscal years for any audit-related fees.

Tax Fees

EisnerAmper did not bill us in the 2022 and 2021 fiscal years for any professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

EisnerAmper did not bill us for products and services, other than the audit described above, during the 2022 and 2021 fiscal years.

Audit Committee Pre-Approval Policy

The audit committee is required to pre-approve the engagement of EisnerAmper to perform audit and other services for the Company. Our procedures for the pre-approval by the audit committee of all services provided by EisnerAmper comply with SEC regulations regarding pre-approval of services. Services subject to these SEC requirements include audit services, audit-related services, tax services and other services. The audit engagement is specifically approved, and the auditors are retained by the audit committee. The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper. In accordance with audit committee policy and the requirements of law, all services provided by EisnerAmper in the 2022 and 2021 fiscal years were pre-approved by the audit committee and all services to be provided by EisnerAmper will be pre-approved. Pre-approval includes audit services, audit-related services, tax services and other services. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

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
2.1†
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

3.1*	Amended and Restated Certificate of Incorporation, as amended.
3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2011, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on June 6, 2007, and incorporated herein by reference).
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

4.8
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

4.10	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).
4.11	Form of Series A Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
4.12	Form of Series B Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
4.13	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2022, and incorporated herein by reference).
4.14	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed with the SEC on January 3, 2023, and incorporated herein by reference).
4.15*	Description of Common Securities.
10.1#	Form of Stock Option Award Agreement (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.2#	Form of Restricted Stock Award Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.3#	Glowpoint, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).
10.4#
2015 Form of Performance-Vested Restricted Stock Unit Agreement (Executive Officers) (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.5#
2015 Form of Performance-Vested Restricted Stock Unit Agreement (Employees) (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.6#
2016 Form of Performance-Vested Restricted Stock Unit Agreement (Executive Officers) (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, and incorporated herein by reference).

10.7#
2016 Form of Performance-Vested Restricted Stock Unit Agreement (Employees) (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, and incorporated herein by reference).

10.8#
Form of Time-Vested Restricted Stock Unit Agreement (Executive Officers) (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.9#
Form of Time-Vested Restricted Stock Unit Agreement (Employees) (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.10#	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, and incorporated herein by reference).
10.11#	Form of Director Restricted Stock Unit Agreement (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).
10.12#
Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).

10.13
Form of Securities Purchase Agreement, dated October 23, 2017 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2017, and incorporated herein by reference).

10.14
Form of Securities Purchase Agreement, dated January 22, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2018, and incorporated herein by reference).

10.15#
First Amendment to the Glowpoint, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2018, and incorporated herein by reference).

10.16
Representation Agreement, dated July 19, 2019, by and among the Registrant and the Stockholders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019, and incorporated herein by reference).

10.17#
Second Amended and Restated Employment Agreement, by and between the Registrant and Peter Holst, dated July 19, 2019 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019, and incorporated herein by reference).

10.18#
Amended and Restated Employment Agreement, by and between the Registrant and David Clark, dated July 19, 2019 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019, and incorporated herein by reference).

10.19
Series E Preferred Stock Purchase Agreement, dated October 1, 2019, by and among the Registrant and the Purchasers party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

10.20
Registration Rights Agreement, dated October 1, 2019, by and among the Registrant and the Purchasers party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

10.21#	Glowpoint, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019, and incorporated herein by reference).
10.22	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).
10.23	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
10.24
Separation Agreement dated March 4, 2022, between the Company and Pete Hawkes (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2022. and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
24.1	Power of Attorney (included in the signature page hereto)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document.

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

March 21, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 21st day of March 2023 in the capacities indicated.

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
Deborah Meredith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oblong, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oblong, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

As discussed in Note 2 to the financial statements, the Company has incurred and expects to continue to incur losses that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill Impairment Assessment

The Company performs goodwill impairment testing on an annual basis on September 30 or when events occur or circumstances change that would indicate the carrying value of the reporting unit exceeds its fair value. For reporting units evaluated using a quantitative assessment, the fair values are determined using a weighting of an income approach and a market approach. An impairment loss is recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. These estimates are subject to significant management judgment, including the determination of many factors such as, but not limited to, sales growth rates and discount rates developed using market observable inputs and considering risk regarding future performance. Changes in these estimates can have a significant impact on the determination of cash flows and fair value. In 2022, the Company determined that triggering events relating to the Company’s declining stock price required interim impairment evaluations of goodwill. Based on the impairment tests, the Company recorded impairment charges of $7.3 million during the year ended December 31, 2022. As a result of the impairment charges recorded, the carrying value of goodwill was reduced to zero.

We identified the goodwill impairment assessment as a critical audit matter because of the significant management judgment and subjectivity in developing the fair value measurement of the collaboration products reporting unit. This required a high degree of auditor judgement and an increase in audit effort to perform procedures and evaluate audit evidence related to the revenue growth rates, estimated costs, and the discount rate assumptions utilized in the income approach.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the goodwill impairment assessment; (ii) testing management’s process for developing the fair value estimate; (iii) evaluating the appropriateness of the valuation model used in management’s estimate which includes analyzing Management’s reconciliation of the two reporting units’ fair value to the market capitalization of the Company; (iv) testing the completeness, accuracy, and relevance of underlying data used in the model; and (v) evaluating the reasonableness of the revenue growth rates and assumptions used by management. Evaluating management’s assumptions related to the revenue growth rates, estimated costs and the discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) performing analyses over significant estimates and assumptions. We involved valuation professionals with specialized skills and knowledge when performing audit procedures to evaluate the reasonableness of Management’s estimates and assumptions related to the selection of discount rates.

Intangible Asset Impairment Assessment

Intangible assets were comprised of developed technology, trade names, and distributor relationships in the Collaboration Products reporting segment. The Company assesses the impairment of intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. Estimates and assumptions are utilized in the valuations, including projected cash flows, revenue growth rates, and the estimated useful lives of the assets. These estimates are subject to significant management judgment. Changes in these estimates can have a significant impact on the determination of cash flows and could potentially result in future impairments. In 2022, the Company considered the decline in revenue for the Collaboration Products reporting segment and the declining market capitalization of the Company to be a triggering event for a recoverability test of its intangible assets. Based on the corresponding recoverability tests, the Company recorded impairment charges of $5.1 million during the year ended December 31, 2022.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the intangible asset impairment assessment; (ii) testing management’s process for developing the undiscounted cash flow estimate; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; (iv) evaluating the reasonableness of the revenue growth rates and assumptions used by management, including the estimated useful lives of the intangible assets, and (v) evaluating and testing the appropriateness of the valuation model used in management’s estimate to determine the fair value of the asset group. Evaluating management’s assumptions related to the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the collaboration products segment asset group, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.
EISNERAMPER LLP
Iselin, New Jersey
March 21, 2023

OBLONG, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$3,085	$8,939
Current portion of restricted cash	—	61
Accounts receivable, net	415	849
Inventory, net	723	1,821
Prepaid expenses and other current assets	649	1,081
Total current assets	4,872	12,751
Property and equipment, net	3	159
Goodwill	—	7,367
Intangibles, net	604	7,562
Operating lease, right-of-use assets, net	142	659
Other assets	40	109
Total assets	$5,661	$28,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	184	259
Accrued expenses and other current liabilities	1,074	959
Current portion deferred revenue	436	783
Operating lease liabilities, current	219	492
Total current liabilities	1,913	2,493
Long-term liabilities:
Operating lease liabilities, net of current portion	17	236
Deferred revenue, net of current portion	114	381
Total long-term liabilities	131	617
Total liabilities	2,044	3,110
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Common stock, $.0001 par value; 150,000,000 shares authorized; 2,070,861 shares issued and 2,063,308 outstanding at December 31, 2022 and 2,062,030 shares issued and 2,054,477 outstanding at December 31, 2021	—	—
Treasury stock, 7,553 shares at December 31, 2022 and 2021	(181)	(181)
Additional paid-in capital	227,645	227,584
Accumulated deficit	(223,847)	(201,906)
Total stockholders’ equity	3,617	25,497
Total liabilities and stockholders’ equity	$5,661	$28,607

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenue	$5,476	$7,739
Cost of revenue (exclusive of depreciation and amortization and casualty loss)	3,930	5,021
Gross profit	1,546	2,718
Operating expenses:
Research and development	1,699	2,913
Sales and marketing	1,431	2,195
General and administrative	5,278	6,363
Impairment charges	12,740	305
Casualty loss, net	483	—
Depreciation and amortization	1,903	2,736
Total operating expenses	23,534	14,512
Loss from operations	(21,988)	(11,794)
Interest and other expense (income), net
Interest and other expense	19	22
Gain on extinguishment of debt	—	(2,448)
Interest and other income	(59)	(227)
Total interest and other income, net	(40)	(2,653)
Loss before income taxes	(21,948)	(9,141)
Income tax benefit	(7)	(90)
Net loss	$(21,941)	$(9,051)
Preferred stock dividends	—	1
Undeclared dividends	—	366
Induced conversion of Series A-2 Preferred Stock	—	300
Warrant modification	—	37
Net loss attributable to common stockholders	$(21,941)	$(9,755)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(10.62)	$(5.48)

Weighted-average number of shares of common stock:
Basic and diluted	2,065	1,779

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares of Series A-2, Series D and Series E Preferred Stock)

	Series A-2 Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020	45	$—	1,697,958	$—	131,579	$—	533	$—	8	$(181)	$215,093	$(192,855)	$22,057
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,051)	(9,051)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	713	—	713
Series D & E Preferred Stock conversion	—	—	(1,697,022)	—	(131,579)	—	1,251	—	—	—	—	—	—
Forfeiture of Series D Stock	—	—	(81)	—	—	—	—	—	—	—	—	—	—
Series D shares exchanged for tax	—	—	(855)	—	—	—	—	—	—	—	—	—	—
Series A2 Preferred Stock conversion	(45)	—	—	—	—	—	6	—	—	—	—	—	—
Issuance of stock for services	—	—	—	—	—	—	1	—	—	—	274	—	274
Issuance of shares from financing, net of issuance costs	—	—	—	—	—	—	267	—	—	—	11,504	—	11,504
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	13	—	—	—	—	—	—
Balance at December 31, 2021	—	—	—	—	—	—	2,071	—	8	(181)	227,584	(201,906)	25,497
Net loss	—	—	—	—	—	—	—	—	—	—		(21,941)	(21,941)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	146	—	146
Forfeiture of unvested stock options	—	—	—	—	—	—	—	—	—	—	(85)	—	(85)
Balance at December 31, 2022	—	$—	—	$—	—	$—	2,071	$—	8	$(181)	$227,645	$(223,847)	$3,617

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(21,941)	$(9,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,903	2,736
Bad debt expense	118	321
Non-cash lease expense from right-of-use assets	349	495
Stock-based compensation	146	597
Stock-based expense for services	—	390
Forfeiture of unvested stock options	(85)	—
Gain on disposal of assets	(2)	—
Gain on extinguishment of liabilities	—	(2,675)
Casualty loss on inventory	483	—
Impairment charges - property and equipment	61	98
Impairment charges - intangible assets	5,133	207
Impairment charges - right-of use assets	179	—
Impairment charges - goodwill	7,367	—
Changes in assets and liabilities:
Accounts receivable	316	1,996
Prepaid expenses and other current assets	432	(901)
Inventory	615	(390)
Other assets	69	(3)
Accounts payable	(75)	(54)
Accrued expenses and other current liabilities	115	(19)
Deferred revenue	(614)	(559)
Lease liabilities	(503)	(920)
Net cash used in operating activities	(5,934)	(7,732)
Cash flows from Investing Activities:
Proceeds on sale of equipment	30	1
Purchases of property and equipment	(11)	(50)
Net cash provided by (used in) investing activities	19	(49)
Cash flows from Financing Activities:
Proceeds from stock issuance, net of offering costs	—	11,504
Net cash provided by financing activities	—	11,504

Net (decrease) increase in cash and restricted cash	(5,915)	3,723
Cash and restricted cash at beginning of year	9,000	5,277
Cash and restricted cash at end of year	$3,085	$9,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7	$9

See accompanying notes to consolidated financial statements

Reconciliation of cash and restricted cash
Cash	$3,085	$8,939
Current portion of restricted cash	—	61
Total cash and restricted cash	$3,085	$9,000

Non-cash investing and financing activities:
New operating lease agreement	$11	$60
Modification of operating lease agreement	$—	$192
Warrant modification	$—	$37
Accrued preferred stock dividends	$—	$1
Inducement to convert Series A-2 Preferred Stock to common	$—	$300
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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Oblong and our 100%-owned subsidiaries (i) GP Communications, LLC (“GP Communications”), whose business function is to provide interstate telecommunications services for regulatory purposes, and (ii) Oblong Industries, Inc. All inter-company balances and transactions have been eliminated in consolidation. The U.S. Dollar is the functional currency for all subsidiaries.

During 2022, the Company ceased operations through Oblong Industries’ 100%-owned subsidiaries (i) Oblong Industries Europe, S.L. and (ii) Oblong Europe Limited, and combined the operations into Oblong Industries, Inc. There was no activity in either subsidiary in 2022 and, as of December 31, 2022, Oblong Industries Europe, S.L. has been dissolved and Oblong Europe, Limited is in liquidation.

Segments

Effective October 1, 2019, the former businesses of Glowpoint (now Oblong, Inc.) and Oblong Industries have been managed separately, and involve different products and services. Accordingly, the Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions. See Note 14 - Segment Reporting for further discussion.

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

Cash and Restricted Cash

As of December 31, 2022, our total cash balance was $3,085,000, and all cash was unrestricted. As of December 31, 2021, our total cash balance of $9,000,000 included current restricted cash of $61,000. The restricted cash pertained to one letter of credit that served as the security deposit for our leased office space in Boston, Massachusetts, and was secured by an equal amount of cash pledged as collateral, and such cash was held in a restricted bank account. The Boston lease, and thereby the letter of credit, in the amount of $61,000, expired in February 2022 and the cash was released.

Accounts Receivable and Provision for Estimated Credit Losses

Accounts receivable are customer obligations due under normal trade terms. The Company sells its Managed Services products to end-users, and its Collaboration products to both resell partners and end-users. The Company extends credit to its customers based on their credit worthiness and on historical data, and performs ongoing credit evaluations of our customers’

financial condition. The Company maintains an allowance for doubtful accounts, related to accounts receivable, for future expected bad debt resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for doubtful accounts based on relevant information such as historical experience, current economic conditions, and future expectations of specifically identified customer balances. This allowance is adjusted as appropriate to reflect current conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable.

Net accounts receivable consisted of the following:

	As of December 31,
	2022	2021
Accounts receivable	$624,000	$949,000
Allowance for doubtful accounts	(209,000)	(100,000)
Accounts receivable, net	$415,000	$849,000

During the years ended December 31, 2022 and 2021, the Company recorded bad debt of $118,000 and $321,000, respectively. As of December 31, 2020, accounts receivable and the allowance for doubtful accounts were $3,348,000 and $182,000, respectively.

Employee Retention Credit

The CARES Act provided an employee retention credit (“ERC”), which was a refundable tax credit against certain payroll taxes. Upon determination that the Company had complied with all of the conditions required to receive the credit, the Company qualified and filed to claim the ERC. The Company reflected the ERC as a reduction to the respective captions on the consolidated statements of operations associated with the employees to which the payroll tax benefit related. For the year ended December 31, 2021, the Company recorded a $874,000 reduction to operating expense. There was no ERC for the year ended December 31, 2022. During the year ended December 31, 2021, the company collected $558,000 of the ERC and, as of December 31, 2022, $316,000 remains outstanding.

Inventory

Inventory consists of finished goods and was determined using average costs and was stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory.

Fair Value of Financial Instruments

The Company considers its cash, accounts receivable, accounts payable and lease obligations to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amounts of our lease obligations (see Note 9 - Operating Lease Liabilities and Right-of-Use Assets ) approximated their fair values, which were based on borrowing rates that were available to the Company for loans with similar terms, collateral, and maturity.

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
The Company’s managed videoconferencing services are offered to our customers on either a usage basis or on a subscription. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheets and amortized over the expected life of the customer contract. Deferred revenue as of December 31, 2022 totaled $1,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2022, the Company recorded $7,000 of revenue that was included in deferred revenue as of December 31, 2021. During the year ended December 31, 2021, the Company recorded $24,000 of revenue that was included in deferred revenue as of December 31, 2020.
The Company’s visual collaboration products are composed of hardware and embedded software sold as a complete package, and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of installation, which also triggers the beginning of recognition of revenue for maintenance services which range from one to three years. Revenue is recognized over time for maintenance services. Professional services are contracts with specific customers for software development, visual design, interaction design, engineering, and project support. These contracts vary in length, and revenue is recognized over time as services are rendered. Licensing agreements are for the Company’s core technology platform, g-speak, and are generally one year in length. Revenue for these services is recognized ratably over the service period. Deferred revenue, as of December 31, 2022, totaled $549,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2022, the Company recorded $776,000 of revenue that was included in deferred revenue as of December 31, 2021. During the year ended December 31, 2021, the Company recorded $1,193,000 of revenue that was included in deferred revenue as of December 31, 2020.

Revenue recorded over time for the years ended December 31, 2022 and 2021 was $970,000 and $1,809,000, respectively. Revenue recorded at a period in time for the years ended December 31, 2022 and 2021 was $4,506,000 and $5,930,000, respectively.

The Company disaggregates its revenue by geographic region. See Note 14 - Segment Reporting for more information.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2022 and 2021, we included taxes of $207,000 and $264,000, respectively, in revenue and we included taxes of $217,000 and $271,000, respectively, in cost of revenue.

Long-Lived Assets, Goodwill, and Intangible Assets

Property and Equipment

Property and equipment are accounted for in accordance with ASC Topic 360 “Property, Plant, and Equipment” (“ASC Topic 360”), stated at cost, and are depreciated using the straight-line method over the estimated economic lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. Property and equipment assets, net of accumulated depreciation, totaled $3,000 and $159,000 as of December 31, 2022 and 2021, respectively.

Intangible Assets

Intangible assets are accounted for in accordance with ASC Topic 350 “Intangibles - Goodwill and Other” (“ASC Topic 350”), and intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which initially ranged from five to twelve years. Intangible assets, net of accumulated amortization totaled $604,000 and $7,562,000 as of December 31, 2022 and 2021, respectively.

Goodwill

Goodwill is accounted for in accordance with ASC Topic 350 and is not amortized. Goodwill is subject to periodic testing for impairment. As of December 31, 2021, goodwill of $7,367,000 was recorded on our Consolidated Balance Sheet in connection with the October 1, 2019 acquisition of Oblong Industries. As a result of the impairment charges discussed below, there was no goodwill recorded on our Consolidated Balance Sheet as of December 31, 2022.

Operating Lease Right-of-use-assets

Right-of-use Assets are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”), and are amortized using a straight-line method over the estimated life of the lease. Right-of-use assets, net totaled $142,000 and $659,000, as of December 31, 2022 and 2021, respectively.

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

Impairment

The Company assesses the impairment of our long-lived assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.

During the year ended December 31, 2022, we considered the declines in revenue for the Collaboration Products reporting segment and the decline in the Company’s market capitalization to be triggering events for an impairment test of our long-lived and intangible for this reporting unit. Based on the corresponding recoverability tests of the asset group for this reporting unit, it was determined that the carrying value exceeded the gross cash flows of the asset group. The recoverability tests consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts, and involves significant judgements and assumptions, related primarily to the future revenue and profitability of the assets.

For the year ended December 31, 2022, the Company recorded net impairment charges on property and equipment assets of $59,000. See Note 5 - Property and Equipment for further discussion. During the year ended December 31, 2021, the Company recorded impairment charges of $98,000 on property and equipment assets.

For the year ended December 31, 2022, the Company recorded impairment charges of $5,133,000 on purchased intangible assets. See Note 7 - Intangible Assets for further discussion. The Company recorded impairment Charges of $207,000 to purchased intangible assets for the year ended December 31, 2021.

We tested goodwill for impairment on an annual basis, on September 30th of each year, unless events occurred or circumstances changed indicating that the fair value of the goodwill may be below its carrying amount. During the year ended December 31, 2022, we considered the sustained decline in our stock price to be a triggering event for an interim goodwill impairment test, as of both March 31, 2022 and June 30, 2022. To determine the fair value of the reporting unit for the goodwill impairment test, we used a weighted average of the discounted cash flow method and market-based method.

During the year ended December 31, 2022, we recorded impairment charges of $7,367,000, related to the tests discussed above. See Note 6 - Goodwill for further discussion. No impairments were recorded for Goodwill during the year ended December 31, 2021.

Right-of-use assets are tested for impairment using guidance from ASC Topic 360. For the year ended December 31, 2022, the Company recorded aggregate impairment charges of $179,000 on two right-of-use assets. See Note 9 - Operating Lease Liabilities and Right-of-Use Assets for further discussion. There were no right-of-use asset impairments for the year ended December 31, 2021.

Operating Leases

Operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”), and the liabilities are amortized using a straight-line method over the estimated life of the lease. The remaining operating lease liability as of December 31, 2022 and 2021 was $236,000 and $728,000, respectively. See Note 9 - Operating Lease Liabilities and Right-of-Use Assets for further discussion.

Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred. The Company’s leases have remaining terms of one to fourteen months and some of the leases include a Company option to extend the lease term for less than twelve months to five years, or more, which if reasonably certain to exercise, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases with an initial term of 12 months or less, with the exception of leases for real property, are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Common area maintenance fees (or CAMs) and other charges related to leases are expensed as incurred.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash needed for operations in commercial checking accounts, and the majority of our cash is held in a money market fund. Commercial bank balances may from time to time exceed federal insurance limits. Deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) in an amount up to $250,000 for any depositor, any deposit in excess of this insured amount could be lost. As of December 31, 2022, cash held in banks, and the corresponding amounts in excess of the FDIC insured amounts were as follows:

Bank	Cash at December 31,2022	Excess over FDIC Insured Amount
Silicon Valley Bank	$260,000	$10,000
Morgan Stanley - SS&C for US Funds	2,795,000	2,795,000
Resolve Group, UK	30,000	30,000
Total	$3,085,000	$2,835,000

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

Casualty Loss

In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California. The theft is being investigated further by the Los Angeles, CA Sheriff’s Department and claims have been filed with the Company’s insurance carriers. During 2022, we received a recovery payment from one of our insurance policies of $50,000, resulting in a net casualty loss of $483,000 on our Consolidated Statement of Operations. In February 2023, we received notification from our other insurance carrier that they determined the Company was entitled to insurance proceeds of $315,000 relating to our inventory theft claim. The Company is currently in negotiations with the insurance carrier with the objective of increasing their determination of insurance proceeds. We will offset the casualty loss with the recognition of any proceeds once received from our insurance carrier.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a significant impact on financial statements.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which was subsequently amended in February 2020 by ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842).” The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the new guidance, as of January 1, 2023, and it did not have a material impact on the Consolidated Financial Statements.

Note 2 - Liquidity and Going Concern

As of December 31, 2022, we had $3,085,000 of available cash, and $2,959,000 of working capital. For the years ended December 31, 2022 and 2021, we incurred net losses of $21,941,000 and $9,051,000, respectively, and net cash used in operating activities was $5,934,000 and $7,732,000, respectively.

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

Note 3 - Inventory

Inventory (gross) was $1,175,000 and $2,552,000 as of December 31, 2022 and 2021, respectively, and consisted primarily of equipment related to our Mezzanine™ product offerings, including cameras, tracking hardware, computer equipment, display equipment and amounts related to our Collaboration Products segment. Inventory consists of finished goods, was determined using average costs, and was stated at the lower of cost or net realizable value.

The Company periodically performs analyses to identify obsolete or slow-moving inventory. As of December 31, 2022 and 2021, reserves for obsolete or slow moving inventory were recorded of $452,000 and $731,000, respectively. Inventory is shown net of the obsolescence reserve on our Consolidated Balance Sheet. The reserve adjustment recorded to cost of goods sold was a net increase of $316,000 and $525,000 for the years ended December 31, 2022 and 2021, respectively.

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31
	2022	2021
Prepaid expenses	$131	$340
Employee Retention Credit receivable	316	316
Other current assets	90	164
Prepaid software licenses	112	261
Prepaid expenses and other current assets	$649	$1,081

Note 5 - Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,		Estimated Useful Life
	2022	2021
Network equipment and software	$1,913	$4,665	3 to 5 Years
Computer equipment and software	294	$5,070	3 to 5 Years
Leasehold improvements	—	$690	(*)
Office furniture and equipment	—	$92	3 to 10 Years
	2,207	10,517
Accumulated depreciation	(2,204)	(10,358)
Property and equipment, net	$3	$159
(*) – Depreciated over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation expense was $78,000 and $365,000 for the years ended December 31, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2022, the Company disposed of fixed assets of $7,928,000, the corresponding accumulated depreciation of $7,900,000, and received proceeds on the sale of $30,000 which resulted in a gain on disposal of $2,000. In addition, during the year ended December 31, 2022, the Company considered the declines in revenue for the Collaboration Products reporting segment and the decline in the Company’s market capitalization to be triggering events for an impairment test of assets for this segment. Based on the corresponding recoverability tests of the asset group for this reporting unit, it was determined that the carrying value exceeded the gross cash flows of the asset group. The recoverability test consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts, and involves significant judgements and assumptions, related primarily to the future revenue and profitability of the assets. Based on the fair value of the asset group, which was determined using a market approach, we recorded impairment charges of $393,000 on fixed assets and the corresponding accumulated depreciation of $332,000, resulting in an impairment loss of $61,000 on the carrying value of the assets. During the year ended December 31, 2021, the Company recorded impairment charges of $98,000.

Note 6 - Goodwill

As of December 31, 2022 and 2021, goodwill was zero and $7,367,000, respectively. This goodwill as of December 31, 2021 was recorded in connection with the October 1, 2019 acquisition of Oblong Industries (our Collaboration Products reporting unit).

We tested goodwill for impairment on an annual basis on September 30 of each year, or more frequently if events occurred or circumstances changed indicating that the fair value of the goodwill may be below its carrying amount. To determine the fair value of the reporting unit for the goodwill impairment test, we used a weighted average of the discounted cash flow method and market-based method.

We considered the sustained decline in our stock price to be a triggering event for an interim goodwill impairment test, as of both March 31, 2022 and June 30, 2022, and we recorded impairment charges against the carrying value of goodwill of $7,367,000 during the first half of 2022 as the carrying amount of the Collaboration Products reporting unit exceeded its fair value on the test dates. These charges are recognized as “Impairment Charges” on our Consolidated Statement of Operations. Following these impairment charges, our goodwill value was reduced to zero.

Note 7 - Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	December 31,
	2022	2021
Developed technology	$486	$10,060
Trade names	204	2,410
Distributor relationships	—	310
Total intangible assets	690	12,780
Accumulated amortization	(86)	(5,218)
Intangible assets, net	$604	$7,562

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets.

Collaboration Products Reportable Segment

During the year ended December 31, 2022, we considered the declines in revenue for the Collaboration Products reporting segment and the decline in the Company’s market capitalization to be triggering events for an impairment test of intangible assets for this segment. Based on the corresponding recoverability tests of the asset group for this segment, it was determined that the carrying value exceeded the gross cash flows of the asset group. The recoverability test consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts, and involves significant judgements and assumptions, related primarily to the future revenue and profitability of the assets. Based on the fair value of the asset group, which was determined using a market approach, we recorded impairment charges of $5,133,000 for the year ended December 31, 2022. Additionally, as part of our evaluation at September 30, 2022, we re-evaluated the remaining useful lives of our amortizing intangible assets and, based on our current plan, we adjusted its remaining useful life to 2 years. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets.

Managed Services Reportable Segment

During the year ended December 31, 2021, our Managed Services segment stopped offering video meeting suites (“VMS”) services. VMS services were a component of our video collaboration services revenue stream and contributed to the cash flows relating to the affiliate network intangible asset. As a result, we identified the cessation of our VMS services to be a triggering event for a recoverability test of the affiliate network intangible asset. Based on the corresponding recoverability test, we deemed the affiliate network intangible asset to have no remaining value. Therefore, we recorded an impairment charge of $207,000 for the year ended December 31, 2021.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which initially ranged from five years to twelve years in accordance with ASC Topic 350.

Related amortization expense was $1,825,000 and $2,371,000 for the years ended December 31, 2022 and 2021, respectively. Amortization expense for each of the remaining years will be as follows (in thousands):

2023	$345
2024	259
Total	$604

Note 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Compensation costs	$707	$551
Taxes and regulatory fees	59	92
Customer deposits	128	145
Professional fees	57	69
Other accrued expenses and liabilities	123	102
	$1,074	$959

Note 9 - Operating Lease Liabilities and Right-of-Use Assets

We lease three facilities in Los Angeles, California providing office space and one facility in City of Industry, California, providing warehouse space. These leases expire between 2023 and 2024. During 2022, and through the date of this filing, we exited office space leases in Boston, Massachusetts, Dallas, Texas, Austin, Texas, and a residential lease in Los Angeles, California. We currently occupy the warehouse space in City of Industry; however, we do not occupy any of the office space in Los Angeles. We have a sublease in place for one of the Los Angeles properties and have impaired the right-of-use assets associated with the other two Los Angeles properties. With the exception of these spaces described above, we currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433.

Lease expenses, net of common charges, for the years ended December 31, 2022 and 2021 were $502,000 and $778,000, respectively. Sublet proceeds for the years ended December 31, 2022 and 2021 were $140,000 and $321,000, respectively.

The following provides balance sheet information related to leases as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Assets
Operating lease, right-of-use asset, net	$142	$659

Liabilities
Current portion of operating lease liabilities	$219	$492
Operating lease liabilities, net of current portion	17	236
Total operating lease liabilities	$236	$728

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Year Ending December 31,
2023	$225
2024	17
Total lease payments	242
Effect of discounting	(6)
Total lease liability	236
Less: current portion of lease liabilities	219
Operating lease liabilties, net of current portion	$17

The following table provides a reconciliation of activity for our right-of-use (“ROU”) assets and lease liabilities (in thousands):

	Right-of-Use Asset	Operating Lease Liability
Balance at December 31, 2020	$903	$1,432
Additions	60	60
Terminations and Modifications	192	156
Amortizations and Reductions	(496)	(920)
Balance at December 31, 2021	659	728
Additions	11	11
Terminations and Modifications	—	—
Amortizations and Reductions	(349)	(503)
Impairment Charges	(179)	—
Balance at December 31, 2022	$142	$236

The ROU assets and lease liabilities are recorded on the Company’s consolidated balance sheets as of December 31, 2022 and December 31, 2021.

During the year ended December 31, 2022, we entered into a residential lease in Los Angeles, CA. The new lease commenced in August 2022 and had a term of five months. The new lease resulted in an addition to ROU Assets, and corresponding increase to lease liability, of $11,000.

During the year ended December 31, 2022, we vacated two of the properties in Los Angeles, California. These properties are under leases until May 2023 and management does not expect to be able to sublet the properties given the limited time remaining on the leases. Therefore, an impairment charge of $179,000 was recorded for these assets during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company exited three of its leases, one in Dallas, Texas, one in Boston, Massachusetts, and one in Los Angeles, California. The Boston lease expired in the first quarter of 2022, the Dallas lease expired in the second quarter of 2022, and the Los Angeles residential lease expired in the fourth quarter of 2022. The Company elected to not renew the expired releases. In February 2023, the Company exited the Austin, Texas lease upon its expiration.

Note 10 - Capital Stock

Common Stock

Subsequent to the end of the year, on January 3, 2023, the Company effected a 1-for-15 reverse stock split of its Common Stock. All Common Stock share information (including treasury share information) in our Consolidated Financial Statements and in the following capital stock discussion and tables are shown as adjusted for this stock split retrospectively for all periods represented herein.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”). As of December 31, 2022 we had 150,000,000 shares of our $0.0001 par value Common Stock authorized, with 2,070,861 and 2,063,308 shares issued and outstanding, respectively.

The following table provides a summary of Common Stock activity for the years ended December 31, 2022 and 2021 (in thousands):

Issued Shares as of December 31, 2020	533
Issuances from Private Placements	267
Issuances from Preferred Stock Conversions	1,257
Issuances related to vested restricted units	13
Issuance of shares for services	1
Issued Shares as of December 31, 2021	2,071
Less Treasury Shares:	8
Outstanding Shares as of December 31, 2021	2,063

Issued Shares as of December 31, 2022	2,071
Less Treasury Shares:	8
Outstanding Shares as of December 31, 2022	2,063
During the year ended and December 31, 2021, 1,257,000 shares of the Company’s Common stock were issued in relation to preferred stock conversions, and 13,000 shares were issued upon the vesting of restricted stock units, respectively. See Note 11 - Preferred Stock and Note 12 - Stock Based Compensation for further information.

Issuance for Professional Service Fees

On January 21, 2021, the Company issued 1,000 shares of Common Stock as payment for services, with a fair value equal to $100,000, related to a financial advisory agreement entered into on January 15, 2021.

During the year ended December 31, 2021, the Company recorded stock-based professional services expense of $390,000 relating to the issuance of the shares above, which is included as a component of general and administrative expense in the accompanying consolidated Statements of Operations.

Issuance Pursuant to Equity Financing

On June 30, 2021, the Company closed on a concurrent public offering of 267,000 shares of Common Stock, Series A Warrants to purchase 66,667 shares of the Company’s Common Stock at an exercise price of $60.00 per share, and private placement of Series B Warrants to purchase 200,000 shares of common stock at an exercise price of $66.00 per share for gross proceeds of $12,400,000. Issuance costs for this transaction were $896,000, resulting in net proceeds of $11,504,000.

Warrants

On June 30, 2021, the Company issued Series A Warrants to purchase up to 66,667 shares of Common Stock, and Series B Warrants to purchase up to 200,000 shares of Common Stock, pursuant to a securities purchase agreement with certain accredited investors. The Series A Warrants had an original term of 6 months and are initially exercisable at $60.00 per share. The Series B Warrants have a term of 3 years, commencing six months and one day from the date of issuance, and are initially exercisable at $66.00 per share. All of the warrants are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Series A and B Warrants was recorded to additional paid-in capital during the year ended December 31, 2021. As of December 31, 2022, no warrants had been exercised.

On December 31, 2021, the Company agreed with all the holders of Series A Warrants to amend the terms of the Series A Warrants to extend the Termination Date from January 4, 2022 to January 4, 2023. All other terms of the Series A Warrants will remain in full force and effect. The modification resulted in an incremental value adjustment, and deemed dividend, of $37,000, which was recorded to additional paid in capital on December 31, 2022.

On January 3, 2023, the Company agreed with all the holders of Series A Warrants to amend the terms of the Series A Warrants to extend the Termination Date from January 4, 2023 to January 4, 2024. All other terms of the Series A Warrants will remain in full force and effect.

Warrants outstanding as of December 31, 2022 are as follows:

Issue Date	Warrants Issued	Exercise Price	Expiration Date
October 21, 2020	34,767	$61.20	April 22, 2023
December 6, 2020	41,667	82.35	June 7, 2023
June 30, 2021 - Series A*	66,667	60.00	January 4, 2024
June 30, 2021 - Series B	200,000	66.00	June 28, 2024
	343,101

*The Series A warrant’ expiration date has been updated to reflect the extension described above that occurred on January 3, 2023.

Warrant activity for the years ended December 31, 2022 and 2021 is presented below:

	Outstanding
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2020	76,434	$72.75
Granted	266,667	64.50
Warrants outstanding and exercisable, December 31, 2021	343,101	66.34
Warrants outstanding and exercisable, December 31, 2022	343,101	$66.34
Treasury Shares

The Company maintains Treasury Stock for the Common Stock shares bought back by the Company when they withhold shares to cover taxes on stock compensation transactions. There were no treasury stock transactions during the years ended December 31, 2022 and 2021, and the treasury shares outstanding were 7,553 as of December 31, 2022 and 2021.

Note 11 - Preferred Stock

On January 3, 2023, the Company effected a 1-for-15 reverse stock split for its Common Stock. All Common Stock share information in the following Preferred Stock discussion are shown as adjusted for this stock split retrospectively for all periods represented herein.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2022 and 2021, we had 1,938,250 designated shares of preferred stock and no shares of preferred stock issued and outstanding.

Series A-2 Preferred Stock

As of December 31, 2022 and 2021, there were no shares of Series A-2 Preferred Stock issued and outstanding.

On January 28, 2021, the Company entered into an agreement with the holder of the Series A-2 Preferred Stock to convert the stated value of all outstanding shares of the Series A-2 Preferred Stock, 45 shares, into 5,620 shares of the Company’s common stock, at a negotiated conversion price of $60 per share, after taking into consideration accrued and unpaid dividends. The incremental cost of inducing the conversion was approximately $300,000 and was treated similar to a preferred dividend, increasing the net loss attributable to common stockholders.

Series D and E Preferred Stock

As of December 31, 2022 and 2021, there were no shares of Series D and E Preferred Stock issued and outstanding.

During the year ended December 31, 2021, 81 restricted shares of Series D Preferred Stock were forfeited, and, in 2021, 855 shares of Series D Preferred Stock were surrendered to cover the taxes on vested shares.

On February 12, 2021, the Company converted 1,697,022 shares of Series D Preferred Stock and 131,579 shares of Series E Preferred Stock into 1,161,130 and 89,678 shares of Common Stock, respectively, after taking into consideration all accrued and unpaid dividends.

Note 12 - Stock Based Compensation

On January 3, 2023, the Company effected a 1-for-15 reverse stock split for its Common Stock. All Common Stock share information in the following stock-based compensation discussion and tables are shown as adjusted for this stock split retrospectively for all periods represented herein.

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of December 31, 2022, the share pool available for new grants under the 2019 Plan is 177,567.

Stock Options

On June 28, 2021, the Company granted 20,000 stock options to certain employees. These options have a term of 10 years, vest equally over 3 years, 1/3 upon each anniversary of the grant date, and have an exercise price of $48.75 per share. Using the Black-Scholes option pricing model, the options were determined to have a fair value of $744,000 which is being expensed ratably over the vesting term. No stock options were granted during the year ended December 31, 2022. The fair value of each stock option granted was estimated using the following assumptions:

June 28, 2021
Risk free interest rate	0.47%
Expected option lives	3 years
Expected volatility	1.36
Estimated forfeiture rate	—
Expected dividend yields	—
Weighted average grant date fair value of options	$37.20

A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2022 and 2021 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2020	7,169	$294.63	7,169	$294.63
Granted	20,000	48.75
Options outstanding and exercisable, December 31, 2021	27,169	113.63	7,169	294.63
Vested	—	—	3,332	48.75
Expired	(501)	410.18	(501)	410.18
Forfeited	(10,000)	48.75	—	—
Options outstanding and exercisable, December 31, 2022	16,668	$143.63	10,000	$206.85

Additional information as of December 31, 2022 is as follows:

	Outstanding Exercisable			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $100.00	10,000	8.50	$48.75	3,332	$48.75
$100.01 – $200.00	167	0.50	135.00	167	135.00
$201.01 – $300.00	6,501	0.17	289.77	6,501	289.77
	16,668	3.06	$143.63	10,000	$206.85

The intrinsic value of vested and unvested options were not significant for all periods presented. Net stock compensation expense, related to stock options, for the year ended December 31, 2022 was $61,000, made up of $146,000 in expense offset by $85,000 related to forfeiture credits. There was $125,000 stock compensation expense, recorded as a component of General and Administrative expense and a net credit of $64,000 recorded as a component of Research and Development expense, related to stock options for the year ended December 31, 2022. As of December 31, 2022, there was $185,000 remaining as unrecognized stock-based compensation expense for options, which will be recognized over a weighted average period of 1.50 years. The recognized stock-based compensation expense for options for the year ended December 31, 2021 was $126,000.
Restricted Stock Awards

As of December 31, 2022 and 2021, there were 42 unvested restricted stock awards outstanding, with a weighted average grant date price of $235.87. The awards were issued in 2014 and vest over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years; therefore, there is no stock-based compensation expense for restricted stock awards for the years ended December 31, 2022 and 2021.

Restricted Stock Units

On August 18, 2021, the Company granted 13,334 restricted stock units (“RSUs”) to certain board members. These RSUs vested immediately upon issuance. The price per share of the Company’s common stock was $32.85 on the grant date, resulting in a total fair value of $438,000 which was included in general and administrative expense, as stock-based compensation expense, upon issuance. No RSUs were granted during the year ended December 31, 2022 and there was no stock compensation expense related to RSUs for the year ended December 31, 2022. There was no remaining unrecognized stock-based compensation expense for RSUs at December 31, 2022.

As of December 31, 2022 and 2021, there were no unvested RSUs outstanding and 1,929 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

Restricted Series D Preferred Stock

In connection with the acquisition of Oblong Industries, all options to purchase shares of Oblong Industries’ common stock held by existing employees of Oblong Industries were canceled and exchanged for an aggregate of 49,967 restricted shares of Series D Preferred Stock (“Restricted Series D Preferred Stock”), which were subject to vesting over a two-year period following the Closing Date. This vesting period and compensation expense were accelerated, in February 2021, when the Restricted Series D shares were converted to shares of Common Stock. Refer to Note 11 - Preferred Stock for discussion on the conversion of the Series D Restricted Preferred Stock.

Stock-based compensation expense relating to Restricted Series D Preferred Stock is allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$—	$17
Sales, general and administrative	—	16
	$—	$33

During the years ended December 31, 2022 and 2021, 81 and 28,618 shares of Restricted Series D Preferred Stock were forfeited, respectively and no shares were outstanding and there was no remaining unrecognized stock-based compensation related to Restricted Series D Preferred Stock as of December 31, 2022.

Note 13 - Net Loss Per Share

On January 3, 2023, the Company effected a 1-for-15 reverse stock split for its Common Stock. All Common Stock share information in the following net loss per share discussion and tables are shown as adjusted for this stock split retrospectively for all periods represented herein.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at December 31, 2022 and December 31, 2021, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Vested RSUs (for which shares of common stock have not yet been delivered) are included in the calculations of basic net loss per share. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, RSUs, and unvested restricted stock awards, to the extent they are dilutive. For the year ended December 31, 2022, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net losses).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
Numerator:	2022	2021
Net loss	$(21,941)	$(9,051)
Less: preferred stock dividends	—	1
Less: undeclared dividends	—	366
Less: conversion inducement	—	300
Less: warrant modification	—	37
Net loss attributable to common stockholders	$(21,941)	$(9,755)
Denominator:
Weighted-average number of shares of common stock for basic net loss per share	2,065	1,779
Basic net loss per share	$(10.62)	$(5.48)

The weighted-average number of shares, for the years ended December 31, 2022 and 2021, includes 1,929 shares of vested RSUs, as discussed in Note 12 - Stock Based Compensation.
The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Outstanding stock options	16,668	27,169
Warrants	343,101	343,101

Note 14 - Segment Reporting

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

Certain information concerning the Company’s segments for the years ended December 31, 2022 and 2021 is presented in the following tables (in thousands):

	Year Ended December 31, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$3,348	$2,128	$—	$5,476
Cost of revenues	2,273	1,657	—	3,930
Gross profit	$1,075	$471	$—	$1,546
Gross profit %	32%	22%	—%	28%

Allocated operating expenses	$19	$18,355	$—	$18,374
Unallocated operating expenses	—	—	5,160	5,160
Total operating expenses	$19	$18,355	$5,160	$23,534

Income (loss) from operations	$1,056	$(17,884)	$(5,160)	$(21,988)
Interest and other expense (income), net	12	(52)	—	(40)
Income (loss) before income taxes	$1,044	$(17,832)	$(5,160)	$(21,948)
Income tax expense	$(4)	$(3)	$—	$(7)
Net income (loss)	$1,048	$(17,829)	$(5,160)	$(21,941)

	As of December 31, 2022
Total assets	$752	$1,824	$3,085	$5,661

	Year Ended December 31, 2021
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$4,270	$3,469	$—	$7,739
Cost of revenues	2,991	2,030	—	5,021
Gross profit	$1,279	$1,439	$—	$2,718
Gross profit %	30.0%	41.5%	—%	35.1%

Allocated operating expenses	$591	$7,879	$—	$8,470
Unallocated operating expenses	—	—	6,042	6,042
Total operating expenses	$591	$7,879	$6,042	$14,512

Income (loss) from operations	$688	$(6,440)	$(6,042)	$(11,794)
Interest and other (income) expense, net	22	(227)	(2,448)	(2,653)
Loss before income taxes	$666	$(6,213)	$(3,594)	$(9,141)
Income tax benefit	$(15)	$(75)		$(90)
Net income (loss)	$681	$(6,138)	$(3,594)	$(9,051)

	As of December 31, 2021
Total assets	$1,053	$18,615	$8,939	$28,607

Unallocated operating expenses include costs for the year ending December 31, 2022 and 2021 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets consist of unrestricted cash.
For the years ended December 31, 2022 and 2021, no material revenue was attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$2,781	$4,614
Foreign	2,695	3,125
	$5,476	$7,739
Disaggregated information for the Company’s revenue has been recognized in the accompanying consolidated statements of operations and is presented below according to contract type (dollars in thousands):

	Year Ended December 31,
	2022	% of Revenue	2021	% of Revenue
Revenue: Managed Services
Video collaboration services	$334	6.1%	$854	11.0%
Network services	2,954	53.9%	3,347	43.3%
Professional and other services	60	1.1%	69	0.9%
Total Managed Services revenue	$3,348	61.1%	$4,270	55.2%

Revenue: Collaboration Products
Visual collaboration product offerings	$2,114	38.6%	$3,367	43.5%
Licensing	14	0.3%	102	1.3%
Total Collaboration Products revenue	$2,128	38.9%	$3,469	44.8%
Total revenue	$5,476	100.0%	$7,739	100.0%
The Company’s long-lived assets were 100% located in domestic markets as of December 31, 2022 and 2021.
The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Year Ended December 31, 2022
		2022	2021
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	46.8%	34.7%
Concentration of accounts receivable was as follows:

		As of December 31,
		2022	2021
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	42.8%	24.9%
Customer B	Collaboration Products	22.0%	8.5%
Customer C	Collaboration Products	—%	20.0%
Customer D	Managed Services	4.3%	18.2%

Note 15 - Commitments and Contingencies

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. As of the date hereof, we are not party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations or liquidity.

COVID-19
On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. National, state and local authorities have at times required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the long run. The COVID-19 pandemic, and its aftermath, have materially affected our revenue and results of operations for the years ended December 31, 2022, 2021, and 2020. The decreases in our revenue are primarily attributable to the effects of the global pandemic on our channel partners and customers as they evaluate how and when to re-open their commercial real estate footprints. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets, project starts, and supply delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the COVID-19 pandemic, and its aftermath. The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our Company. During 2022, 2021 and 2020, we have seen a continuing weakness in revenue as our customers across all sectors delayed order placements in reaction to the ongoing impacts of the COVID-19 pandemic that caused our customers to suspend or postpone real estate retrofit projects due to budget and occupancy uncertainties. We continue to monitor the ongoing impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic, and its aftermath, on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We will continue to actively follow, assess and analyze the ongoing impact of the COVID-19 pandemic and adjust our organizational structure, strategies, plans and processes to respond. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the ongoing effects of the COVID-19 pandemic may have. Continuation of the ongoing effects of the COVID-19 pandemic, and government actions in response thereto, could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

Note 16 - Income Taxes

The following table sets forth pretax book loss (in thousands):

	Year Ended December 31,
	2022	2021
United States	$(21,948)	$(9,340)
Foreign	—	199
Total	$(21,948)	$(9,141)

The following table sets forth income before taxes and the income tax expense for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
Foreign	(4)	(75)
State	(3)	(15)
Total current	(7)	(90)

Total deferred	—	—
Income tax benefit	$(7)	$(90)

Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2022 and 2021 as shown in the following table (in thousands):

	Year Ended December 31,
	2022	2021
U.S. federal income taxes at the statutory rate	$(4,609)	$(1,919)
Goodwill impairment	1,547	—
Current Year Permanent Adjustment, Paycheck Protection Program loan forgiveness	—	(514)
State taxes, net of federal effects	(375)	(464)
Adjustment to U.S. NOLs, UK Anti-Hybrid	—	(1,837)
U.S. Federal and state NOL carryforward adjustment for expired NOLs	76	78
Change in valuation allowance	3,273	4,662
True up of prior year foreign tax expense	—	(108)
Other	81	12
Income tax benefit	$(7)	$(90)

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and 2021 is presented below (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets (liabilities):
Tax benefit of operating loss carry forward - Federal	$28,459	$26,902
Tax benefit of operating loss carry forward - State	6,429	6,225
Accrued expenses	147	88
Deferred revenue	129	287
Stock-based compensation	420	449
Fixed assets	116	287
Goodwill	28	102
Inventory	106	197
Intangible amortization	(80)	(1,777)
R&D credit	2,154	2,154
Texas margin tax temporary credit	74	139
Other	101	62
Total deferred tax asset, net of deferred tax liabilities	38,492	35,220

Valuation allowance	(38,492)	(35,220)
Net deferred tax asset	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results. The change in valuation allowance for the year ended December 31, 2022 is an increase of $3,272,600. The change in valuation allowance for the year ended December 31, 2021 was a increase of $4,678,000.

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

As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the 2019 ownership change resulted in the permanent loss of approximately $30,880,000 of tax NOL carryforwards. At December 31, 2021, we had federal net operating loss carryforwards of $128,447,000 available to offset future federal taxable income, after Section 382 limitation considerations. At December 31, 2022, we had federal net operating loss carryforwards of $135,517,000 available to offset future federal taxable income, after section 382 limitation considerations. Of this amount,

$75,456,000 will expire in various amounts from 2023 through 2037. As of December 31, 2022 and 2021, the Company also has various state net operating loss carryforwards of $104,886,000 and $101,035,000, respectively. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change, from year to year and impact the amount of such carryforwards. The Company has Research and Development credits of $2,154,000 at December 31, 2022 and 2021. The Research and Development credit begins to expire at the end of 2026.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s Consolidated Financial Statements for the years ended December 31, 2022 and 2021. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to unrecognized tax benefits. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2022 and 2021.

The Internal Revenue Service may generally access additional income tax for the most recent three years. This would generally prevent the Internal Revenue Service from opening an examination for years ended on or before December 31, 2019. However, there are exceptions that can extend the statute of limitations to six years, and in some cases, prevent the statute of limitations from ever expiring.

Note 17 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2022 and 2021 were $93,000 and $130,000, respectively.

Note 18 - Related Party Transactions

Effective August 16, 2021, Matthew Blumberg was appointed to the Company’s Board of Directors. Mr. Blumberg is the Co-Founder and CEO of Bolster, an on-demand executive talent marketplace that helps accelerate companies’ growth by connecting them with experienced, highly vetted executives for interim, fractional, advisory, project-based or board roles. During the year ended December 31, 2021, the Company paid Bolster $31,000 for fractional labor. There were no services provided by, or payments made to, Bolster during the year ended December 31, 2022.