Form 10-Q
period 2023-03-31
Oblong, Inc.
filed 2023-05-10
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023.
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 9, 2023 was 2,580,370.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2022, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2023. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, the potential release of the equity financing proceeds from escrow, the future exercise of warrants, demand for our product offerings, sales cycles, future revenues, expenses, capital expenditures and cash flows; our ability to develop and launch new product offerings; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about the ongoing performance and success of our Managed Service business; statements relating to market need and evolution of the industry, our solutions and our service platforms; adequacy of our internal controls. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•the failure to obtain stockholder approval in connection with our March 2023 equity financing;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$3,714	$3,085
Accounts receivable, net	392	415
Inventory, net	634	723
Prepaid expenses and other current assets	947	649
Total current assets	5,687	4,872
Property and equipment, net	3	3
Intangibles, net	518	604
Operating lease - right of use asset, net	99	142
Other assets	31	40
Total assets	$6,338	$5,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207	$184
Accrued expenses and other current liabilities	1,665	1,074
Current portion of deferred revenue	341	436
Current portion of operating lease liabilities	139	219
Total current liabilities	2,352	1,913
Long-term liabilities:
Operating lease liabilities, net of current portion	—	17
Deferred revenue, net of current portion	84	114
Total liabilities	2,436	2,044
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock Series F, convertible; $.0001 par value; $6,550,000 stated value; 42,000 shares authorized, 6,550 and zero shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 2,070,861 shares issued and 2,063,308 outstanding at March 31, 2023 and December 31, 2022	—	—
Treasury stock, 7,553 shares of common stock at March 31, 2023 and December 31, 2022	(181)	(181)
Additional paid-in capital	229,149	227,645
Accumulated deficit	(225,066)	(223,847)
Total stockholders' equity	3,902	3,617
Total liabilities and stockholders’ equity	$6,338	$5,661
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$1,038	$1,532
Cost of revenue (exclusive of depreciation and amortization)	762	1,033
Gross profit	276	499

Operating expenses:
Research and development	6	1,004
Sales and marketing	218	562
General and administrative	1,169	1,690
Impairment charges	—	1,138
Depreciation and amortization	86	627
Total operating expenses	1,479	5,021
Loss from operations	(1,203)	(4,522)
Interest and other expense, net	5	6
Other income	(27)	—
Interest and other (income) expense, net	(22)	6
Loss before income taxes	(1,181)	(4,528)
Income tax expense	38	11
Net loss	(1,219)	(4,539)
Warrant Modification	25	—
Net loss attributable to common stockholders	$(1,244)	$(4,539)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.60)	$(2.20)

Weighted-average number of shares of common stock:
Basic and diluted	2,065	2,065

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2023
(In thousands, except shares)
(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2022	—	$—	2,071,000	$—	8,000	$(181)	$227,645	$(223,847)	$3,617
Net loss	—	—	—	—	—	—	—	(1,219)	(1,219)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Proceeds from private placement, net of fees and amounts held in escrow	6,550	—	—	—	—	—	1,473	—	1,473
Balance at March 31, 2023	6,550	$—	2,071,000	$—	8,000	$(181)	$229,149	$(225,066)	$3,902

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2022
(In thousands, except shares)
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2021	2,071,000	$—	8,000	$(181)	$227,584	$(201,906)	$25,497
Net loss	—	—	—	—	—	(4,539)	(4,539)
Stock-based compensation	—	—	—	—	52	—	52
Forfeiture of unvested stock options	—	—	—	—	(84)	—	(84)
Balance at March 31, 2022	2,071,000	$—	8,000	$(181)	$227,552	$(206,445)	$20,926
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,219)	$(4,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	627
Bad debt (recovery) expense	(24)	111
Non-cash lease expense from right-of-use asset	43	127
Stock-based compensation	31	52
Forfeiture of unvested stock options	—	(84)
Impairment charges - goodwill	—	1,138
Changes in operating assets and liabilities:
Accounts receivable	47	183
Inventory	89	103
Prepaid expenses and other current assets	(298)	(360)
Other assets	9	45
Accounts payable	23	294
Accrued expenses and other current liabilities	591	188
Deferred revenue	(125)	(126)
Lease liabilities	(97)	(163)
Net cash used in operating activities	(844)	(2,404)
Cash flows from investing activities:
Purchases of property and equipment	—	(11)
Proceeds from sale of equipment	—	1
Net cash used in investing activities	—	(10)
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs and amounts in escrow	1,473	—
Net cash provided by financing activities	1,473	—
Increase (decrease) in cash and restricted cash	629	(2,414)
Cash and restricted cash at beginning of period	3,085	9,000
Cash and restricted cash at end of period	$3,714	$6,586

Supplemental disclosures of cash flow information:

Reconciliation of cash and restricted cash
Cash	$3,714	$6,525
Restricted cash	—	61
Total cash and restricted cash	$3,714	$6,586

Cash paid during the period for interest	$2	$—
Cash paid for income taxes	$31	$—
Non-cash investing and financing activities:
Warrant modification	$25	$—
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and is a provider of patented multi-stream collaboration technologies and managed services for video collaboration and network applications.

Basis of Presentation

The Company's fiscal year ends on December 31 of each calendar year. The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on substantially the same basis as our annual Consolidated Financial Statements for the fiscal year ended December 31, 2022. In the opinion of the Company's management, these interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2022 year-end Condensed Consolidated Balance Sheet data in this document was derived from audited consolidated financial statements. The Condensed Consolidated Financial Statements and notes included in this quarterly report on Form 10-Q do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2022 and notes thereto included in the Company's fiscal 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023 (the “2022 10-K”).

The results of operations and cash flows for the interim periods included in these Condensed Consolidated Financial Statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Oblong and our 100%-owned subsidiaries (i) GP Communications, LLC (“GP Communications”), whose business function is to provide interstate telecommunications services for regulatory purposes, and (ii) Oblong Industries, Inc. All inter-company balances and transactions have been eliminated in consolidation. The U.S. Dollar is the functional currency for all subsidiaries.

Segments

The Company currently operates in two segments: (1) “Collaboration Products” which represents the business surrounding our Mezzanine™ product offerings, and (2) “Managed Services” which represents the business surrounding managed services for video collaboration and network solutions. See Note 10 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, the estimated lives and recoverability of intangible assets, the inputs used in the valuation of intangible assets in connection with our impairment test, and the inputs used in the fair value of equity-based awards.

Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our 2022 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

Recently Issued Accounting Pronouncements

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which was subsequently amended in February 2020 by ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842).” The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The update was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the new guidance, as of January 1, 2023, and it did not have a material impact on the Condensed Consolidated Financial Statements.

Note 2 - Liquidity and Going Concern Uncertainty

As of March 31, 2023, we had $3,714,000 in cash and working capital of $3,335,000. For the three months ended March 31, 2023, we incurred a net loss of $1,219,000 and used $844,000 of net cash in operating activities.

Equity Private Placement

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement transaction (the “Private Placement”), (i) 6,550 shares (the “Preferred Shares”) of our newly designated Series F convertible preferred stock, $0.0001 par value per share (the “Series F Preferred Stock”), initially convertible into up to 3,830,409 shares of our Common Stock, (ii) preferred warrants (“Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants the “Investor Warrants”) to acquire up to 3,830,413 shares of Common Stock. The terms of the Series F Preferred Stock are as set forward in the Certificate of Designations of Series F Preferred Stock of Oblong, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The Private Placement closed on March 31, 2023. Please see the discussion in Note 6 - Capital Stock for further details on the Common Warrants and Note 7 - Preferred Stock for further discussion on the Series F Preferred Stock and Preferred Warrants.

The aggregate gross proceeds of the Private Placement are expected to be $6,386,000. All of the Preferred Shares and Investor Warrants were issued at the Closing, but part of the purchase price equivalent to $4,000,000 was placed into an escrow account with American Stock Transfer & Trust Company (the “Escrow”), to be released upon our obtaining stockholder approval permitting the issuance of more than 19.99% of our outstanding shares of Common Stock at less than the Minimum Price (as defined under the Nasdaq Rules) in accordance with Nasdaq listing standards and as otherwise may be required (the “Stockholder Approval”). The Company expects to use the net proceeds from the Private Placement and the proceeds, if any, from the exercise of the Investor Warrants for general corporate purposes and potential strategic alternatives. We have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly with any strategic alternatives partner.

In connection to the Private Placement, pursuant to an engagement letter dated March 30, 2023 (the “Engagement Letter”), between the Company and Dawson James Securities, Inc. (the “Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the Private Placement, and (ii) grant to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase 306,433 shares of Common Stock at an initial exercise price of $1.71 per share. Additionally, we agreed to reimburse the Placement Agent for certain expenses incurred in connection with the Private Placement and to pay certain contingent fees upon the occurrence of specified future events. Please see the discussion in Note 6 - Capital Stock for further details on the Placement Agent Warrants.

Future Capital Requirements and Going Concern

Our capital requirements in the future will continue to depend on numerous factors, including the potential release of the Escrow, the amount of revenue the Company is able to generate, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, and expense for research and development. The Company believes that, in the event the Escrow is not released, based on its current projection of revenue, expenses, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from these uncertainties.

Note 3 - Intangible Assets and Goodwill

Intangioble Assets

The following table presents the components of net intangible assets for our Collaboration Products reporting segment (in thousands):

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$486	$(121)	$365	$486	$(61)	$425
Trade names	204	(51)	153	204	(25)	179
Total	$690	$(172)	$518	$690	$(86)	$604

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three months ended March 31, 2023, we considered the declines in revenue for the Collaboration Products reporting segment to be a triggering event for an impairment test of intangible assets for this segment. Based on the fair value of the asset group, which was determined using a market approach, no impairment charges were recorded for the three months ended March 31, 2023.

Related amortization expense was $86,000 and $580,000 for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense for each of the next five succeeding years will be as follows (in thousands):

Remainder of 2023	$260
2024	258
Total	$518

Goodwill

During 2022, Goodwill was written down to zero with an impairment charge of $1,138,000 during the three months ended March 31, 2022, and a subsequent impairment charge of $6,229,000 during the three months ended June 30, 2022.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Compensation costs	$779	$707
Customer deposits	271	128
Professional fees	344	57
Taxes and regulatory fees	43	59
Other accrued expenses and liabilities	77	123
Rent expense	151	—
Accrued expenses and other liabilities	$1,665	$1,074

Note 5 - Leases

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

Lease expenses, net of common charges, for the three months ended March 31, 2023 and 2022, were $46,000 and $139,000, respectively. Sublease proceeds for the three months ended March 31, 2023 and 2022, were $16,000 and $66,000, respectively.

The following provides balance sheet information related to leases as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Assets
Operating lease, right-of-use asset, net	$99	$142

Liabilities
Current portion of operating lease liabilities	$139	$219
Operating lease liabilities, net of current portion	—	17
Total operating lease liabilities	$139	$236

During the three months ended March 31, 2023 and 2022, payments of $100,000 and $173,000 were made on leases, respectively. The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments
2023	$125
2024	17
Total lease payments	142
Effect of discounting	(3)
Total lease liability	$139

The following table provides a reconciliation of activity for our right-of-use (“ROU”) assets and lease liabilities (in thousands):

	Right-of-Use Asset	Operating Lease Liabilities
Balance at December 31, 2021	$659	$728
Additions	11	11
Non-cash lease expense and payments	(349)	(503)
Impairment charges	(179)	—
Balance at December 31, 2022	142	236
Additions	—	—
Terminations and modifications	$—	$—
Non-cash lease expense and payments	(43)	(97)
Impairment charges	—	—
Balance at March 31, 2023	$99	$139

The ROU assets and lease liabilities are recorded on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

Note 6 - Capital Stock

Common Stock

On January 3, 2023, the Company effected a 1-for-15 reverse stock split of its Common Stock. All Common Stock share information (including treasury share information) in our Condensed Consolidated Financial Statements and has been adjusted for this stock split retrospectively for all periods represented herein.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”), under the ticker symbol “OBLG”. As of March 31, 2023, we had 150,000,000 shares of our Common Stock authorized, with 2,070,861 and 2,063,308 shares issued and outstanding, respectively.
The Company did not issue any shares of Common Stock during the three months ended March 31, 2023.
On April 18, 2023, the Company issued 339,498 shares of Common Stock in relation to certain warrant exercises discussed below, and 177,564 shares of Common Stock related to vested RSUs discussed in Note 8 - Stock Based Compensation.
Common Stock Warrants

As described in Note 2, in connection with the Private Placement, on March 31, 2023, the Company issued the Common Warrants and Placement Agent Warrants to purchase an aggregate of 4,136,846 shares of the Company’s Common Stock. The Common Warrants and Placement Agent Warrants have a term of 5 years, commencing six months and one day from the date of issuance, and are initially exercisable for $1.71 per share. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination, recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment, on a full ratchet basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price for the Common Warrants (subject to certain exceptions). The Common Warrants and Placement Agent Warrants are exercisable for cash, provided that if there is no effective registration statement available permitting the resale of the common shares, they may be exercised on a cashless basis. Exercise of the Common Warrants and Placement Agent Warrants is subject to certain limitations, including a 4.99% beneficial ownership limitation. The fair value of the warrants was recorded within additional paid-in capital during the three months ended March 31, 2023.

Warrants outstanding as of March 31, 2023 are as follows:

Issue Date	Warrants Issued	Exercise Price	Expiration Date
October 21, 2020	34,767	$61.20	April 22, 2023
December 6, 2020	41,667	82.35	June 7, 2023
June 28, 2021	66,667	60.00	January 4, 2024 (a)
June 28, 2021	200,000	66.00	June 28, 2024
March 31, 2023	4,136,846	$1.71	September 30, 2028
	4,479,947

(a) On January 3, 2023, the Company and all the holders of the Series A Warrants agreed to amend the terms of the Series A Warrants to extend the termination date from January 4, 2023 to January 4, 2024. All other terms of the Series A Warrants will remain in full force and effect. The modification resulted in an incremental value adjustment, and deemed dividend, of $25,000, which was recorded within additional paid-in capital during the three months ended March 31, 2023.

On April 18, 2023, the Company entered into warrant exercise inducement offer letters with certain holders of outstanding warrants to purchase shares of the Company’s common stock originally issued on October 21, 2020, December 6, 2020, and June 28, 2021, as reflected in the table above (such holders the “Exercising Holders” and such warrants the “Existing Warrants”) pursuant to which the Exercising Holders agreed to exercise, for cash, Existing Warrants to purchase, in the aggregate, 339,498 shares of the Company’s common stock (the “Existing Warrant Shares”), in exchange for the Company’s agreement to lower the exercise price of the Existing Warrants to $1.71. The Company received net proceeds of $534,000 from the exercise of the Existing Warrants in April 2023 (net of $46,000 of financing costs). Following the exercise of the Existing Warrants, an aggregate of 3,603 Existing Warrants remained outstanding.

Warrant activity for the three months ended March 31, 2023 and the year ended December 31, 2022 is presented below.

	Outstanding
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2021	343,101	$66.34
Warrants outstanding and exercisable, December 31, 2022	343,101	66.34
Granted	4,136,846	1.71
Warrants outstanding and exercisable, March 31, 2023	4,479,947	$6.66

Treasury Shares

The Company maintains treasury stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the three months ended March 31, 2023 or the year ended December 31, 2022.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2023, we had 1,983,250 designated shares of preferred stock and 6,550 shares of preferred stock issued and outstanding. As of December 31, 2022, we had no shares of preferred stock outstanding.

Series F Preferred Stock

As described in Note 2, on March 31, 2023, the Company closed a Private Placement and issued (i) 6,550 shares of our newly designated Series F Preferred Stock and (ii) Preferred Warrants to acquire 32,750 shares of Series F Preferred Stock.

As of March 31, 2023, the Company recorded net proceeds from the Private Placement of $1,473,000 to stockholders’ equity. The net proceeds included $6,386,000 in gross proceeds, less (i) $4,000,000 that is being held in escrow and (ii) $913,000 in financing costs.

The Series F Preferred Shares are convertible into fully paid and non-assessable shares of the Company’s Common Stock at the election of the holder at any time at an initial conversion price of $1.71 (the “Conversion Price”). The holders of the Series F Preferred Shares may also elect to convert their shares at an alternative conversion price equal to the lower of (i) 80% of the applicable Conversion Price as in effect on the date of the conversion, (ii) 80% of the closing price on the trading day immediately preceding the delivery of the conversion notice, and (iii) the greater of (a) the Floor Price (as defined in the Certificate of Designations) and (b) the quotient of (x) the sum of the five lowest Closing Bid Prices (as defined in the Certificate of Designations) for trading days in the 30 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable Conversion Notice, divided by (y) five, provided that that such price may not be lower than the Minimum Price (as defined under the Nasdaq Rules) prior to obtaining Stockholder Approval for the issuance. The Conversion Price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment, on a full ratchet basis, in the event of any issuances of our common stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

Under the Certificate of Designations, the Series F Preferred Shares have an initial stated value of $1,000 per share (the “Stated Value”). The holders of the Series F Preferred Shares are entitled to dividends of 9% per annum, which will be payable in arrears quarterly. Accrued dividends may be paid, at our option, in cash and if not paid, shall increase the stated value of the Series F Preferred Shares. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series F Preferred Shares will accrue dividends at the rate of 20% per annum (the “Default Rate”). The Series F Preferred Shares have no voting rights, other than with respect to certain matters affecting the rights of the Series F Preferred Shares. On matters with respect to which the holders of the Series F Preferred Shares have a right to vote, holders of the Preferred Shares will have voting rights on an as-converted basis, provided that until receipt of Stockholder Approval, any adjustment to the Conversion Price shall not cause the Conversion Price for voting purposes to be less than the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)).

Our ability to settle conversions is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares of Common Stock that may be issued until the time that the Stockholder Approval is obtained permitting the issuance of more than 19.99% of our outstanding shares of Common Stock in accordance with Nasdaq listing standards. We agreed to seek Stockholder Approval of these matters at a meeting to be held no later than May 31, 2023. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of the Series F Preferred Shares.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, (i) the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Registration Rights Agreement, (ii) the failure to pay any amounts due to the holders of the Series F Preferred Shares when due, and (iii) if Peter Holst ceases to be the chief executive officer of the Company other than because of his death, and a qualified replacement, reasonably acceptable to a majority of the holders of the Series F Preferred Shares, is not appointed within thirty (30) business days. In connection with a Triggering Event, the Default Rate is triggered. The Default Rate is also triggered in the event that we are unable, from the failure to obtain the Stockholder Approval prior to May 31, 2023 (the “Approval Date”), to issue shares of Common Stock in connection with a conversion of the Series F Preferred Stock after the Approval Date. We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), maintenance of properties and the transfer of assets, among other matters.

Series F Preferred Stock Warrants

The Preferred Warrants are exercisable for Series F Preferred Shares at an exercise price of $975. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalizations or other similar transactions involving the Common Stock. The Preferred Warrants expire three years from the date of issuance and are exercisable for cash. For each Preferred Warrant exercised, the Investors shall receive Common Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock the Investors would receive if the Series F Preferred Shares issuable upon exercise of such Warrant were converted at the applicable Conversion Price. The fair value of the Preferred Warrants was recorded within additional paid-in capital during the three months ended March 31, 2023.

Note 8 - Stock Based Compensation

On January 3, 2023, the Company effected a 1-for-15 reverse stock split for its Common Stock. All Common Stock share information in the following net loss per share discussion and tables are shown as adjusted for this stock split retrospectively for all periods represented herein.

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of March 31, 2023, the share pool available for new grants under the 2019 Plan is 177,567. On April 18, 2023, 177,564 restricted stock units were granted to certain members of the board, reducing the share pool available for new grants under the 2019 Plan to 3.

Stock Options

During the three months ended March 31, 2023 and 2022, no stock options were granted and 6,501 and 334 vested stock options expired, respectively. During the three months ended March 31, 2022, 10,000 unvested stock options were forfeited.

A summary of stock options granted, expired, and forfeited under our plans, and options outstanding as of, and changes made during the three months ended March 31, 2023 and year ended December 31, 2022 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2021	27,169	$113.63	7,169	$—
Vested	—	—	3,332	48.75
Expired	(501)	410.18	(501)	410.18
Forfeited	(10,000)	48.75	—	—
Options outstanding and exercisable, December 31, 2022	16,668	143.63	10,000	206.85
Expired	(6,501)	289.77	(6,501)	289.77
Options outstanding and exercisable, March 31, 2023	10,167	$50.17	3,499	$52.87

Additional information as of March 31, 2023 is as follows:

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $100.00	10,000	8.25	$48.75	3,332	$48.75
$100.01 – $200.00	167	0.25	135.00	167	135.00
	10,167	8.12	$50.17	3,499	$52.87

The intrinsic value of vested and unvested options was not significant for all periods presented. Stock compensation expense, related to stock options, for the three months ended March 31, 2023 was $31,000. Net stock compensation expense, related to stock options, was a negative $32,000, made up of $52,000 in expense offset by $84,000 related to forfeiture credits, for the three months ended March 31, 2022. The remaining unrecognized stock-based compensation expense for options as of March 31, 2023 is $154,000, which will be recognized over a weighted average period of 1.25 years.

Restricted Stock Awards

As of March 31, 2023, there were 42 unvested restricted stock awards outstanding, with a weighted average grant date price of $235.87. The awards were issued in 2014 and vest over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years, therefore, there is no unrecognized stock-based compensation expense for restricted stock awards as of March 31, 2023.

Restricted Stock Units

As of March 31, 2023, there were no unvested restricted stock units (“RSUs”) outstanding. As of March 31, 2023, 1,929 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

There was no stock compensation expense related to RSUs for the three months ended March 31, 2023 and 2022. There was no remaining unrecognized stock-based compensation expense for RSUs as of March 31, 2023.

On April 18, 2023, 177,564 RSUs were granted to certain board members. These RSUs vested immediately upon issuance.

Note 9 - Net Loss Per Share

On January 3, 2023, the Company effected a 1-for-15 reverse stock split for its Common Stock. All Common Stock share information in the following net loss per share discussion and tables are shown as adjusted for this stock split retrospectively for all periods represented herein.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at March 31, 2023 and 2022, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three months ended March 31, 2023 and 2022, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(1,219)	$(4,539)
Less: warrant modification	$(25)	$—
Net loss attributable to common stockholders	$(1,244)	$(4,539)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	2,065	2,065
Basic and diluted net loss per share	$(0.60)	$(2.20)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	Three Months Ended March 31,
	2023	2022
Unvested restricted stock awards	42	42
Outstanding stock options	10,167	16,835
Common stock issuable upon conversion of Series F Preferred Stock	3,830,409	—
Warrants	4,479,947	343,101

Note 10 - Segment Reporting

The Company currently operates in two segments: (1) “Managed Services”, which represents the business surrounding managed services for video collaboration and network applications; and (2) “Collaboration Products” which represents the business surrounding our Mezzanine™ product offerings.

Certain information concerning the Company’s segments for the three months ended March 31, 2023 and 2022 is presented in the following tables (in thousands):

	Three Months Ended March 31, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$690	$348	$—	$1,038
Cost of revenues	460	302	—	762
Gross profit	$230	$46	$—	$276
Gross profit %	33%	13%		27%

Allocated operating expenses	$—	$286	$—	$286
Unallocated operating expenses	—	—	1,193	1,193
Total operating expenses	$—	$286	$1,193	$1,479

Income (loss) from operations	$230	$(240)	$(1,193)	$(1,203)
Interest and other expense (income), net	3	(25)	—	(22)
Net income (loss) before tax	233	(215)	(1,193)	(1,181)
Income tax expense	7	31	—	38
Net income (loss)	$226	$(246)	$(1,193)	$(1,219)

	Three Months Ended March 31, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$966	$566	$—	$1,532
Cost of revenues	645	388	—	1,033
Gross profit	$321	$178	$—	$499
Gross profit %	33%	31%		33%

Allocated operating expenses	$56	$3,425	$—	$3,481
Unallocated operating expenses	—	—	1,540	1,540
Total operating expenses	$56	$3,425	$1,540	$5,021

Income (loss) from operations	$265	$(3,247)	$(1,540)	$(4,522)
Interest and other expense (income), net	6	—	—	6
Income (loss) before income taxes	271	(3,247)	(1,540)	(4,528)
Income tax expense	9	2	—	11
Net income (loss)	$262	$(3,249)	$(1,540)	$(4,539)

Unallocated operating expenses in Corporate include costs for the three months ended March 31, 2023 and 2022 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

For the three months ended March 31, 2023, there was no material revenue attributable to any individual foreign country. For three months ended March 31, 2022, approximately 12% of revenue was attributable to the United Kingdom.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Domestic	$563	$843
Foreign	475	689
	$1,038	$1,532

Disaggregated information for the Company’s revenue has been recognized in the accompanying Condensed Consolidated Statements of Operations and is presented below according to contract type (in thousands):

	Three Months Ended March 31,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$64	6%	$116	7%
Network services	618	60%	821	54%
Professional and other services	8	1%	29	2%
Total Managed Services revenue	$690	67%	$966	63%

Revenue: Collaboration Products
Visual collaboration product offerings	$348	33%	$562	37%
Licensing	—	—%	4	—%
Total Collaboration Products revenue	348	33%	566	37%
Total revenue	$1,038	100%	$1,532	100%

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Three Months Ended March 31,
		2023	2022
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	52%	44%

Concentration of accounts receivable was as follows:

		As of March 31, 2023
		2023	2022
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	41%	38%
Customer B	Managed Services	11%	—%
Customer C	Collaboration Products	14%	—%
Customer D	Collaboration Products	15%	—%
Customer E	Collaboration Products	—%	13%
Customer F	Collaboration Products	—%	10%

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

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. In May 2023, the WHO declared COVID-19 over as a global health emergency. Customers generally use our Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Revenue declines for our Collaboration Products business are primarily attributable to the aftermath of the COVID-19 pandemic on our existing and target customers as they continue to evaluate behavioral changes in how and when employees choose to work from traditional office environments, resulting in delayed buying decisions for our Collaboration Products. Continuation of the ongoing effects of the COVID-19 pandemic, could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

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

Oblong’s Results of Operations

Three Months Ended March 31, 2023 (the “2023 First Quarter”) compared to the Three Months Ended March 31, 2022 (the “2022 First Quarter”)

Segment Reporting

The Company currently operates in two segments: (1) “Collaboration Products,” which represents the business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the business surrounding managed services for video collaboration and network solutions. Certain information concerning the Company’s segments for the three months ended March 31, 2023 and 2022 and is presented below (in thousands):

	Three Months Ended March 31, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$690	$348	$—	$1,038
Cost of revenues	460	302	—	762
Gross profit	$230	$46	$—	$276
Gross profit %	33%	13%		27%

Allocated operating expenses	$—	$286	$—	$286
Unallocated operating expenses	—	—	1,193	1,193
Total operating expenses	$—	$286	$1,193	$1,479

Income (loss) from operations	$230	$(240)	$(1,193)	$(1,203)
Interest and other expense (income), net	3	(25)	—	(22)
Net income (loss) before tax	233	(215)	(1,193)	(1,181)
Income tax expense	7	31	—	38
Net income (loss)	$226	$(246)	$(1,193)	$(1,219)

	Three Months Ended March 31, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$966	$566	$—	$1,532
Cost of revenues	645	388	—	1,033
Gross profit	$321	$178	$—	$499
Gross profit %	33%	31%		33%

Allocated operating expenses	$56	$3,425	$—	$3,481
Unallocated operating expenses	—	—	1,540	1,540
Total operating expenses	$56	$3,425	$1,540	$5,021

Income (loss) from operations	$265	$(3,247)	$(1,540)	$(4,522)
Interest and other expense (income), net	6	—	—	6
Income (loss) before income taxes	271	(3,247)	(1,540)	(4,528)
Income tax expense	9	2	—	11
Net income (loss)	$262	$(3,249)	$(1,540)	$(4,539)

Unallocated operating expenses in Corporate include costs during the 2023 First Quarter that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased 32% in the 2023 First Quarter compared to the 2022 First Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended March 31,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$64	6%	$116	7%
Network services	618	60%	821	54%
Professional and other services	8	1%	29	2%
Total Managed Services revenue	$690	67%	$966	63%

Revenue: Collaboration Products
Visual collaboration product offerings	$348	33%	$562	37%
Licensing	—	—%	4	—%
Total Collaboration Products revenue	348	33%	566	37%
Total revenue	$1,038	100%	$1,532	100%

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

Collaboration Products
•Customers generally use our Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. The year over year decrease in revenue for our Collaboration Products business is primarily attributable to the aftermath of the COVID-19 pandemic on our existing and target customers as they continue to evaluate behavioral changes in how and when employees choose to work from traditional office environments, resulting in delayed buying decisions for our Collaboration Products. Continuation of the ongoing effects of the COVID-19 pandemic, could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of Revenue
Managed Services	$460	$645
Collaboration Products	302	388
Total cost of revenue	$762	$1,033

The decrease in our consolidated cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. Our consolidated gross profit as a percentage of revenue was 27% in the 2023 First Quarter compared to 33% in the 2022 First Quarter. The gross profit as a percentage of revenue for our Collaboration Products segment was 13% in the 2023 First Quarter compared to 31% in the 2022 First Quarter. This decrease was mainly attributable to i) an increase in our inventory obsolescence reserve of $26,000 in the 2023 First Quarter as compared to the 2022 First Quarter, ii) a one-time assessment for common area charges on warehouse space of $12,000, and iii) an increase in personnel costs as a percentage of revenue between these periods.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$6	$1,004	$(998)	(99)%
Sales and marketing	218	562	(344)	(61)%
General and administrative	1,169	1,690	(521)	(31)%
Impairment charges	—	1,138	(1,138)	(100)%
Depreciation and amortization	86	627	(541)	(86)%
Total operating expenses	$1,479	$5,021	$(3,542)	(71)%

Research and Development. Research and development expenses include internal and external costs related to developing new product offerings as well as features and enhancements to our existing product offerings. The decrease in research and development expenses for the 2023 First Quarter compared to the 2022 First Quarter is primarily attributable to the shut down of R&D expenses at the end of the 2022 First Quarter, in order to conserve cash, which resulted in lower personnel costs due to reduced headcount, consulting, and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for 2023 First Quarter compared to the 2022 First Quarter is primarily attributable to lower personnel costs due to reduced headcount, reduced marketing costs between these periods, and lower sales as discussed above.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the 2023 First Quarter compared to the 2022 First Quarter is primarily attributable to a decrease in office related expenses and professional services.

Impairment Charges. There were no impairment charges in the 2023 First Quarter. The impairment charges in the 2022 First Quarter were attributable to goodwill. Future declines of our revenue, cash flows and/or market capitalization may give rise to a triggering event that may require the Company to record impairment charges in the future related to our intangible assets and other long-lived assets.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the 2023 First Quarter compared to the 2022 First Quarter is mainly attributable to the disposition and impairment of certain assets during the year ended 2022, as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The decrease in the Company’s loss from operations for the 2023 First Quarter compared to the 2022 First Quarter is mainly attributable to lower operating expenses as addressed above.
Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2023. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit

Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 21, 2023 (the “2022 Annual Report”).

Liquidity and Capital Resources

As of March 31, 2023, we had $3,714,000 in cash and working capital of $3,335,000. For the three months ended March 31, 2023, we incurred a net loss of $1,219,000 and used $844,000 of net cash in operating activities.

Equity Private Placement

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement transaction (the “Private Placement”), (i) 6,550 shares (the “Preferred Shares”) of our newly designated Series F convertible preferred stock, $0.0001 par value per share (the “Series F Preferred Stock”), initially convertible into up to 3,830,409 shares of our Common Stock, (ii) preferred warrants (“Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants, the “Investor Warrants”) to acquire up to 3,830,413 shares of Common Stock. The terms of the Series F Preferred Stock are as set forward in the Certificate of Designations of Series F Preferred Stock of Oblong, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The Private Placement closed on March 31, 2023. Please see the discussion in Note 6 - Capital Stock for further details on the Common Warrants and Note 7 - Preferred Stock for further discussion on the Series F Preferred Stock and Preferred Warrants.

The aggregate gross proceeds of the Private Placement are expected to be $6,386,250. All of the Preferred Shares and warrants were issued at the Closing, but part of the purchase price equivalent to $4,000,000 was placed into an escrow account with American Stock Transfer & Trust Company (the “Escrow”), to be released upon our obtaining stockholder approval permitting the issuance of more than 19.99% of our outstanding shares of Common Stock at less than the Minimum Price (as defined under the Nasdaq Rules) in accordance with Nasdaq listing standards and as otherwise may be required (the “Stockholder Approval”). The Company expects to use the net proceeds from the Private Placement and the proceeds, if any, from the exercise of the Investor Warrants for general corporate purposes and potential strategic alternatives. We have not, no has anyone on our behalf, initiated any substantive discussions directly or indirectly with any strategic alternatives partner.

In connection with the Private Placement, pursuant to an engagement letter dated March 30, 2023 (the “Engagement Letter”), between the Company and Dawson James Securities, Inc. (the “Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the Private Placement, and (ii) grant to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase 306,433 shares of Common Stock at an initial exercise price of $1.71 per share. Additionally, we agreed to reimburse the Placement Agent for certain expenses incurred in connection with the Private Placement and to pay certain contingent fees upon the occurrence of specified future events. Please see the discussion in Note 6 - Capital Stock for further details on the Placement Agent Warrants.

Future Capital Requirements and Going Concern

Our capital requirements in the future will continue to depend on numerous factors, including the potential release of the Escrow, the amount of revenue the Company is able to generate, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, and expense for research and development. The Company believes that, in the event the Escrow is not released, based on its current projection of revenue, expenses, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required, in the short-term and the long-term, to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments that might result from these uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2022 Annual Report. Except as set forth below, there have been no material changes to these risks during the three months ended March 31, 2023. The risks described in the 2022 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The terms of the Series F Preferred Stock could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests. The Certificate of Designations for the Series F Preferred Stock contains a number of affirmative and negative covenants regarding matters such as the payment of dividends, maintenance of our properties and assets, transactions with affiliates, and our ability to issue other indebtedness. No assurances can be given that we will be able to comply with the financial or other covenants contained in the Certificate of Designations. If we are unable to comply with certain terms in the Certificate of Designations:
• dividends will accrue on the Series B Preferred Stock at 20% per annum;
• the holders of the Series B Preferred Stock could foreclose against our assets; and/or
• we could be forced into bankruptcy or liquidation.

Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants. The financial covenants could limit our ability to make needed expenditures or otherwise conduct necessary or desirable business activities.

The issuance of the securities in the Private Placement significantly diluted the ownership interest of the existing holders of our common stock, and the market price of our common stock will likely decline significantly as a result of sales of such securities into the public market by the Investors and subsequent investors or the perception that such sales may occur. Our existing holders of common stock have been significantly diluted by the issuance of the securities in the Private Placement. Our public float was significantly increased and the market price of our common stock could decline significantly as a result of subsequent sales of the shares of common stock issued in the Private Placement, or the perception that such sales may occur.

In addition, the exercise price or conversion price of these securities may be at prices below the current and/or then trading prices of shares of our common stock or at prices below the price at which our existing shareholders purchased our common stock. The Investors may potentially make a significant profit with the resale of the securities depending on the trading price of our securities at the time of a sale and the purchase price of such securities by them. While the Investors may experience a positive rate of return based on the trading price of our securities, the existing holders of our common stock may not experience a similar rate of return on the shares of common stock they purchased due to differences in the applicable purchase price and trading price.

If our stockholders do not approve the issuance by us in the Private Placement of more than 19.99% of our outstanding shares of Common Stock at less than the Minimum Price (as defined under the Nasdaq listing rules), our ability to finance our operations, execute our business plan and fund our capital needs will be materially and adversely affected. All of the Preferred Shares and Investor Warrants were issued at the closing of the Private Placement, but part of the purchase price equivalent to $4 million has been placed in an escrow account until the Stockholder Approval is obtained. Effectively, stockholder approval is one of the conditions for us to receive (i) $4 million in escrow and (ii) approximately $31.9 million upon the exercise of the Preferred Warrants, if exercised for cash. If the Stockholder Approval is not obtained, we will not be able to access such funds and our ability to execute our business plan will be jeopardized and we will be materially and adversely affected.

The failure of our stockholders to approve this proposal will mean that the conversion of the Preferred Shares and the exercise of the Common Warrants will be limited to the extent that such conversion or exercise, together with any other securities convertible or exchangeable for shares, would result in the issuance, in the aggregate, of no more than 19.99% of the shares of our Common Stock outstanding. As a result, we may be unable to issue sufficient shares upon conversion of the Preferred Shares or exercise of the Warrants which will, in lieu of those shares, require that we pay buy-in cash amounts to the Investors. We do not anticipate having sufficient funds to make any substantial cash payments to the holders of the Preferred Shares.

Our ability to successfully implement our business plan and ultimately generate value for our stockholders is dependent upon our ability to raise capital and satisfy our ongoing business needs. If we are required to satisfy our buy-in payment obligations in cash rather than Common Stock, we may not have the capital necessary to fully satisfy our ongoing business needs, the effect of which would adversely impact future operating results, and result in a delay in our business plans. Additionally, it may be necessary for the Company to obtain additional financing in order to pay the obligations in cash, which may result in additional transaction expenses.

Further, pursuant to the terms of the Purchase Agreement, if our stockholders do not approve this proposal, we will be required to seek stockholder approval of this proposal again on or before July 31, 2023, and thereafter semi-annually until we receive stockholder approval of this proposal. As such, our failure to obtain stockholder approval of this proposal at the May 18, 2023 Special Meeting will require us to incur the costs of holding one or more additional stockholder meetings until we receive such approval.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities by the Company

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as amended.
4.1	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K, filed with the SEC on January 3, 2023, and incorporated herein by reference).
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

4.10
Certificate of Designations of the 9.0% Series F Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).

4.11	Form of Common Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.12	Form of Preferred Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.1	Securities Purchase Agreement, dated March 31, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.2	Registration Rights Agreement, dated March 31, 2023 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.3	Engagement Letter, dated March 30, 2023 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.4
Form of Warrant Repricing Letter, dated April 18, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2023, and incorporated herein by reference).

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

OBLONG, INC.

May 10, 2023	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

May 10, 2023	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)