Form 10-Q
period 2023-06-30
Oblong, Inc.
filed 2023-08-10
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023.
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 9, 2023 was 2,929,109.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2022, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2023, as well as under “Part II. Item 1A. Risk Factors” in our Q1 2023 Quarterly Report on Form 10-Q, for the three months ended March 31, 2023, filed with the SEC on May 10, 2023. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our expectations and estimates relating to customer attrition, demand for our product offerings, sales cycles, future revenues, expenses, capital expenditures and cash flows; our ability to develop and launch new product offerings; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; the future exercise of warrants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about the ongoing performance and success of our Managed Service business; statements relating to market need and evolution of the industry, our solutions and our service platforms; adequacy of our internal controls. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•the continued impact of the coronavirus pandemic on our business, including its impact on our customers and other business partners, our ability to conduct operations in the ordinary course, and our ability to obtain capital financing important to our ability to continue as a going concern;
•our expectation surrounding liquidity for at least the next 12 months from the filing date of this Report with the SEC;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$6,872	$3,085
Accounts receivable, net	244	415
Inventory, net	402	723
Prepaid expenses and other current assets	836	649
Total current assets	8,354	4,872
Property and equipment, net	—	3
Intangibles, net	432	604
Operating lease - right of use asset, net	65	142
Other assets	22	40
Total assets	$8,873	$5,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136	$184
Accrued expenses and other current liabilities	763	1,074
Current portion of deferred revenue	234	436
Current portion of operating lease liabilities	68	219
Total current liabilities	1,201	1,913
Long-term liabilities:
Operating lease liabilities, net of current portion	—	17
Deferred revenue, net of current portion	57	114
Total liabilities	1,258	2,044
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock Series F, convertible; $.0001 par value; $6,375,000 stated value; 42,000 shares authorized, 6,375 and zero shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 2,736,481 shares issued and 2,728,928 outstanding at June 30, 2023 and 2,070,861 shares issued and 2,063,308 shares outstanding at December 31, 2022	—	—
Treasury stock, 7,553 shares of common stock	(181)	(181)
Additional paid-in capital	233,911	227,645
Accumulated deficit	(226,115)	(223,847)
Total stockholders' equity	7,615	3,617
Total liabilities and stockholders’ equity	$8,873	$5,661
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$956	$1,333	$1,994	$2,865
Cost of revenue (exclusive of depreciation and amortization and casualty loss)	834	926	1,596	1,959
Gross profit	122	407	398	906

Operating expenses (gains):
Research and development	5	398	11	1,402
Sales and marketing	(58)	317	160	879
General and administrative	1,577	1,185	2,746	2,875
Impairment charges	2	6,408	2	7,546
Casualty loss, net of insurance proceeds	(400)	533	(400)	533
Depreciation and amortization	87	599	173	1,226
Total operating expenses	1,213	9,440	2,692	14,461
Loss from operations	(1,091)	(9,033)	(2,294)	(13,555)
Interest and other expense, net	6	—	11	6
Other income	(48)	—	(75)	—
Interest and other (income) expense, net	(42)	—	(64)	6
Loss before income taxes	(1,049)	(9,033)	(2,230)	(13,561)
Income tax expense	—	—	38	11
Net loss	(1,049)	(9,033)	(2,268)	(13,572)
Preferred stock dividends	149	—	149	—
Induced conversion of warrants	751	—	751	—
Warrant Modification	—	—	25	—
Net loss attributable to common stockholders	$(1,949)	$(9,033)	$(3,193)	$(13,572)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.78)	$(4.37)	$(1.40)	$(6.57)

Weighted-average number of shares of common stock:
Basic and diluted	2,487	2,065	2,277	2,065

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2023
(In thousands, except shares)
(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2022	—	$—	2,070,861	$—	7,553	$(181)	$227,645	$(223,847)	$3,617
Net loss	—	—	—	—	—	—	—	(1,219)	(1,219)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Proceeds from private placement, net of fees and amounts held in escrow	6,550	—	—	—	—	—	1,473	—	1,473
Balance at March 31, 2023	6,550	—	2,070,861	—	7,553	(181)	229,149	(225,066)	3,902
Net loss	—	—	—	—	—	—	—	(1,049)	(1,049)
Stock-based compensation	—	—	179,535	—	—	—	411	—	411
Warrant exercise, net of fees	—	—	339,498	—	—	—	534	—	534
Release of escrow from March 2023 private placement	—	—	—	—	—	—	4,000	—	4,000
Fees associated with Series F Preferred Stock issuance	—	—	—	—	—	—	(38)	—	(38)
Conversions of Series F Preferred Stock	(175)	—	146,587	—	—	—	4	—	4
Series F Preferred Stock dividends	—	—	—	—	—	—	(149)	—	(149)
Balance at June 30, 2023	6,375	$—	2,736,481	$—	7,553	$(181)	$233,911	$(226,115)	$7,615

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2022
(In thousands, except shares)
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2021	2,070,861	$—	7,553	$(181)	$227,584	$(201,906)	$25,497
Net loss	—	—	—	—	—	(4,539)	(4,539)
Stock-based compensation	—	—	—	—	52	—	52
Forfeiture of unvested stock options	—	—	—	—	(84)	—	(84)
Balance at March 31, 2022	2,070,861	—	7,553	(181)	227,552	(206,445)	20,926
Net loss	—	—	—	—	—	(9,033)	(9,033)
Stock-based compensation	—	—	—	—	31	—	31
Balance at June 30, 2022	2,070,861	$—	7,553	$(181)	$227,583	$(215,478)	$11,924
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,268)	$(13,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173	1,226
Bad debt (recovery) expense	(32)	125
Non-cash lease expense from right-of-use asset	77	235
Stock-based compensation	442	83
Forfeiture of unvested stock options	—	(84)
Casualty loss, net of insurance proceeds	(400)	533
Impairment charges - property and equipment	2	—
Impairment charges - right of use asset	—	179
Impairment charges - goodwill	—	7,367
Changes in operating assets and liabilities:
Accounts receivable	203	233
Inventory	321	210
Prepaid expenses and other current assets	213	(69)
Other assets	18	87
Accounts payable	(48)	66
Accrued expenses and other current liabilities	(456)	17
Deferred revenue	(259)	(265)
Lease liabilities	(168)	(282)
Net cash used in operating activities	(2,182)	(3,911)
Cash flows from investing activities:
Purchases of property and equipment	—	(11)
Proceeds from sale of equipment	—	29
Net cash provided by investing activities	—	18
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs	5,435	—
Net proceeds from exercise of common stock warrants	534	—
Net cash provided by financing activities	5,969	—
Increase (decrease) in cash	3,787	(3,893)
Cash at beginning of period	3,085	9,000
Cash at end of period	$6,872	$5,107

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$9	$6
Cash paid for income taxes	$31	$—
Non-cash investing and financing activities:
Preferred stock dividends	$149	$—
Warrant modification	$25	$—
Common stock issued for conversion of Preferred Stock	$4	$—
Induced exercise of common stock warrants	$751	$—
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

The December 31, 2022 year-end Condensed Consolidated Balance Sheet data in this document was derived from audited consolidated financial statements. The Condensed Consolidated Financial Statements and notes included in this quarterly report on Form 10-Q do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2022 and notes thereto included in the Company's fiscal 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023 (the “2022 Annual Report”).

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

Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our 2022 Annual Report, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2023.

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

Casualty Loss

In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California, and we recorded a casualty loss in operating expenses. During the three months ended June 30, 2023, we recorded a recovery payment form one of our insurance policies of $400,000 as an offset to this casualty loss and in other current assets as of June 30, 2023. We received this recovery payment on July 21, 2023.

Note 2 - Liquidity

As of June 30, 2023, we had $6,872,000 in cash and working capital of $7,153,000. For the six months ended June 30, 2023, we incurred a net loss of $2,268,000 and used $2,182,000 of net cash in operating activities.

We believe that our existing cash will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC.

Note 3 - Intangible Assets and Goodwill

Intangible Assets

The following table presents the components of net intangible assets for our Collaboration Products reporting segment (in thousands):

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$486	$(182)	$304	$486	$(61)	$425
Trade names	204	(76)	128	204	(25)	179
Total	$690	$(258)	$432	$690	$(86)	$604

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three months ended June 30, 2023, management determined there was no triggering event. During the three months ended March 31, 2023, we considered the declines in revenue for the Collaboration Products reporting segment to be a triggering event for an impairment test of intangible assets for this segment. Based on the fair value of the asset group, which was determined using a market approach, no impairment charges were recorded for the three or six months ended June 30, 2023.

Related amortization expense for the three months ended June 30, 2023 and 2022 was $87,000 and $580,000, respectively. Related amortization expense for the six months ended June 30, 2023 and 2022 was $173,000 and $1,160,000, respectively.

Future amortization expense will be as follows (in thousands):

Remainder of 2023	$174
2024	258
Total	$432

Goodwill

During 2022, goodwill was written down to zero with impairment charges of $6,229,000 and $7,367,000 during the three and six months ended June 30, 2022, respectively.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Compensation costs	$201	$707
Customer deposits	167	128
Professional fees	—	57
Taxes and regulatory fees	41	59
Other accrued expenses and liabilities	15	14
Rent expense	194	109
Accrued preferred stock dividends	145	—
Accrued expenses and other liabilities	$763	$1,074

Note 5 - Leases

We lease one facility in City of Industry, California, providing warehouse space. This lease expires in February 2024. We currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433.

Lease expenses including common charges and net of sublet proceeds, for the three months ended June 30, 2023 and 2022, were $36,000 and $76,000, respectively. Lease expenses, including common charges and net of sublet proceeds, for the six months ended June 30, 2023 and 2022, were $82,000 and $215,000, respectively. Sublease proceeds for the three months ended June 30, 2023 and 2022, were $11,000 and $44,000, respectively. Sublease proceeds for the six months ended June 30, 2023 and 2022, were $27,000 and $110,000, respectively.

The following provides balance sheet information related to leases as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Assets
Operating lease, right-of-use asset, net	$65	$142

Liabilities
Current portion of operating lease liabilities	$68	$219
Operating lease liabilities, net of current portion	—	17
Total operating lease liabilities	$68	$236

During the three months ended June 30, 2023 and 2022, payments of $73,000 and $125,000 were made on leases, respectively. During the six months ended June 30, 2023 and 2022, payments of $173,000 and $298,000 were made on leases, respectively. The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments
2023	$52
2024	17
Total lease payments	69
Effect of discounting	(1)
Total lease liability	$68

The following table provides a reconciliation of activity for our right-of-use (“ROU”) assets and lease liabilities (in thousands):

	Right-of-Use Asset	Operating Lease Liabilities
Balance at December 31, 2021	$659	$728
Additions	11	11
Non-cash lease expense and payments	(349)	(503)
Impairment charges	(179)	—
Balance at December 31, 2022	142	236
Additions	—	—
Terminations and modifications	$—	$—
Non-cash lease expense and payments	(77)	(168)
Impairment charges	—	—
Balance at June 30, 2023	$65	$68

The ROU assets and lease liabilities are recorded on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

Note 6 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”), under the ticker symbol “OBLG”. As of June 30, 2023, we had 150,000,000 shares of our Common Stock authorized, with 2,736,481 and 2,728,928 shares issued and outstanding, respectively.
On April 18, 2023, the Company issued 339,498 shares of Common Stock in relation to certain warrant exercises discussed below, and 177,564 shares of Common Stock related to vested restricted stock units discussed in Note 8 - Stock Based Compensation.

On May 28, 2023, in relation to the departure of certain directors, 42 restricted stock awards and 1,929 restricted stock units became fully vested and 1,971 shares of the Company’s common stock were issued. See Note 8 - Stock Based Compensation for further detail.
During the three and six months ended June 30, 2023, 175 shares of Series F Preferred Stock, plus accrued dividends of $3,665, were converted to 146,587 shares of the Company’s common stock. See Note 7 - Preferred Stock, for further detail.
On June 30, 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Foundry Group (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 406,776 shares of the Company’s common stock owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 406,776 shares of Common Stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting Common Stock), with an exercise price of $0.0001 per share. The Exchange Warrants will be exercisable at any time, except that the Exchange Warrants will not be exercisable by the Exchanging Stockholders if, upon giving effect or immediately prior thereto, the Exchanging Stockholders would beneficially own more than 4.99% of the total number of issued and outstanding Common Stock, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. The holders of the Exchange Warrants will not have the right to vote on any matter except to the extent required by Delaware law. The shares were exchanged in July 2023, and therefore this Exchange Agreement transaction was not recorded in the three months ended June 30 ,2023, but will be recorded during the three months ended September 30 ,2023, and the returned shares will be added back to the authorized and unissued share balance of the Company.
The Company did not issue any shares of Common Stock during the three and six months ended June 30, 2022.
Common Stock activity for the three months ended June 30, 2023 and the year ended December 31, 2022 is presented below.

Issued Shares as of December 31, 2021	2,070,861
Issued Shares as of December 31, 2022	2,070,861
Issuances from Preferred Stock conversions	146,587
Issuances related to warrant exercises	339,498
Issuances related to stock compensation	179,535
Issued Shares as of June 30, 2023	2,736,481
Less Treasury Shares:	7,553
Outstanding Shares as of June 30, 2023	2,728,928
Common Stock Warrants
On January 3, 2023, the Company and all the holders of the Series A Warrants agreed to amend the terms of the Series A Warrants, issued on June 28, 2021, to extend the termination date from January 4, 2023 to January 4, 2024. All other terms of the Series A Warrants remain in full force and effect. The modification resulted in an incremental value adjustment, and deemed dividend, of $25,000, which was recorded within additional paid-in capital during the three months ended March 31, 2023.
On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “Private Placement”) (i) 6,550 shares of our newly designated Series F Preferred Stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (the “Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants the “Investor Warrants”) to acquire up to 3,830,413 shares of Common Stock. Please refer to Note 7 - Preferred Stock for further discussion on the Series F Preferred Stock and Preferred Warrants.
In connection with the Private Placement, pursuant to an engagement letter dated March 30, 2023, between the Company and Dawson James Securities, Inc. (the “Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the Private Placement, and (ii) grant to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase 306,433 shares of Common Stock.

On March 31, 2023, the Company issued the Common Warrants and the Placement Agent Warrants to purchase an aggregate of 4,136,846 shares of the Company’s Common Stock. The Common Warrants and Placement Agent Warrants have a term of 5 years, commencing six months and one day from the date of issuance, and are initially exercisable for $1.71 per share. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination, recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment, on a full ratchet basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price for the Common Warrants (subject to certain exceptions). The Common Warrants and Placement Agent Warrants are exercisable for cash, provided that if there is no effective registration statement available permitting the resale of the common shares, they may be exercised on a cashless basis. Exercise of the Common Warrants and Placement Agent Warrants is subject to certain limitations, including a 4.99% beneficial ownership limitation. The fair value of the warrants was recorded within additional paid-in capital during the three months ended March 31, 2023.

On April 18, 2023, the Company entered into warrant exercise inducement offer letters with certain holders of outstanding warrants to purchase shares of the Company’s common stock originally issued on October 21, 2020, December 6, 2020, and June 28, 2021, (such holders the “Exercising Holders” and such warrants the “Existing Warrants”) pursuant to which the Exercising Holders agreed to exercise, for cash, Existing Warrants to purchase, in the aggregate, 339,498 shares of the Company’s common stock (the “Existing Warrant Shares”), in exchange for the Company’s agreement to lower the exercise price of the Existing Warrants to $1.71. The Company received net proceeds of $534,000 from the exercise of the Existing Warrants in April 2023 (net of $46,000 of financing costs). The inducement resulted in an incremental value adjustment, and deemed dividend, of $751,000, which was recorded within additional paid-in capital during the three months ended June 30, 2023. Following this transaction, 667, 1,934, and 1,000 warrants remained outstanding of the warrants issued on October 21, 2020, December 6, 2020, and June 28, 2021, respectively.

On April 23, 2023, the 667 unexercised warrants issued on October 21, 2020 expired.

On June 7, 2023, the 1,934 unexercised warrants issued on December 6, 2020 expired.

Warrants outstanding as of June 30, 2023 are as follows:

Issue Date	Warrants Outstanding	Exercise Price	Expiration Date
June 28, 2021	250	$60.00	January 4, 2024
June 28, 2021	750	66.00	December 31, 2024
March 31, 2023	4,136,846	$1.71	September 30, 2028
	4,137,846

Warrant activity for the six months ended June 30, 2023 and the year ended December 31, 2022 is presented below.

	Outstanding		Exercisable
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2021	343,099	$66.34	343,101	$66.34
Warrants outstanding and exercisable, December 31, 2022	343,099	66.34	343,101	$66.34
Granted	4,136,846	1.71	—	$—
Exercised	(339,498)	1.71	(339,500)	$1.71
Expired	(2,601)	76.93	(2,601)	$76.93
Warrants outstanding and exercisable, June 30, 2023	4,137,846	$1.73	1,000	$64.50

Treasury Shares

The Company maintains treasury stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the six months ended June 30, 2023 or the year ended December 31, 2022.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of June 30, 2023, we had 1,983,250 designated shares of preferred stock and 6,375 shares of preferred stock issued and outstanding. As of December 31, 2022, we had no shares of preferred stock issued or outstanding.

Series F Preferred Stock

On March 30, 2023, the Company entered into the Purchase Agreement with Investors, pursuant to which we issued and sold, in a Private Placement (i) 6,550 shares of our newly designated Series F Preferred Stock, (ii) Preferred Warrants to acquire 32,750 shares of Series F Preferred Stock, and (iii) Common Warrants to acquire up to 3,830,413 shares of Common Stock. Please refer to Note 6 - Capital Stock for further discussion on the Common Warrants. The terms of the Series F Preferred Stock are as set forward in the Certificate of Designations of Series F Preferred Stock of Oblong, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The Private Placement closed on March 31, 2023, in exchange for gross and net proceeds of $6,386,000 and $5,435,000, respectively.

All of the Preferred Shares and Investor Warrants were issued at the Closing, but part of the purchase price equivalent to $4,000,000 was placed into an escrow account with American Stock Transfer & Trust Company (the “Escrow”), to be released upon our obtaining stockholder approval permitting the issuance of more than 19.99% of our outstanding shares of Common Stock at less than the Minimum Price (as defined under the Nasdaq Rules) in accordance with Nasdaq listing standards and as otherwise may be required (the “Stockholder Approval”). The Company received the Stockholder Approval via a Special Meeting of Stockholders held on May 18, 2023, and the funds were released from escrow. During the three and six months ended June 30, 2023, the Company recorded $3,962,000 and $5,435,000 in net proceeds, respectively. The financing fees associated with the Purchase Agreement, for the three and six months ended June 30, 2023, were $38,000 and $951,000, respectively.

The Series F Preferred Shares are convertible into fully paid and non-assessable shares of the Company’s Common Stock at the election of the holder at any time at an initial conversion price of $1.71 (the “Conversion Price”). The holders of the Series F Preferred Shares may also elect to convert their shares at an alternative conversion price equal to the lower of (i) 80% of the applicable Conversion Price as in effect on the date of the conversion, (ii) 80% of the closing price on the trading day immediately preceding the delivery of the conversion notice, and (iii) the greater of (a) the Floor Price (as defined in the Certificate of Designations) and (b) the quotient of (x) the sum of the five lowest Closing Bid Prices (as defined in the Certificate of Designations) for trading days in the 30 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable Conversion Notice, divided by (y) five. The Conversion Price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment, on a full ratchet basis, in the event of any issuances of our common stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

Under the Certificate of Designations, the Series F Preferred Shares have an initial stated value of $1,000 per share (the “Stated Value”). The holders of the Series F Preferred Shares are entitled to dividends of 9% per annum, which will be payable in arrears quarterly. Accrued dividends may be paid, at our option, in cash and if not paid, shall increase the stated value of the Series F Preferred Shares. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series F Preferred Shares will accrue dividends at the rate of 20% per annum (the “Default Rate”). The Series F Preferred Shares have no voting rights, other than with respect to certain matters affecting the rights of the Series F Preferred Shares. On matters with respect to which the holders of the Series F Preferred Shares have a right to vote, holders of the Preferred Shares will have voting rights on an as-converted basis.

Our ability to settle conversions is subject to certain limitations set forth in the Certificate of Designations. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of the Series F Preferred Shares.

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

During the three months ended June 30, 2023, 175 shares of Series F Preferred Stock, and $4,000 in dividends, were converted to 146,587 shares of the Company’s common stock. There were 6,375 shares of Series F Preferred Stock outstanding and accrued dividends of $145,079 as of June 30, 2023.

Series F Preferred Stock Warrants

The Preferred Warrants are exercisable for Series F Preferred Shares at an exercise price of $975. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalizations or other similar transactions involving the Common Stock. The Preferred Warrants expire three years from the date of issuance and are exercisable for cash. For each Preferred Warrant exercised, the Investors shall receive Common Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock the Investors would receive if the Series F Preferred Shares issuable upon exercise of such Warrant were converted at the applicable Conversion Price. The fair value of the Preferred Warrants was recorded within additional paid-in capital during the six months ended June 30, 2023.

Note 8 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of December 31, 2022, the share pool available for new grants under the 2019 Plan was 177,567. On April 18, 2023, 177,564 restricted stock units were granted to certain members of the board, reducing the share pool available for new grants under the 2019 Plan to 3.

A summary of stock compensation expense by category, for the three and six months ended June 30, 2023 and 2022, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Based Compensation	2023	2022	2023	2022
Options	$31	$31	$62	$(1)
RSU	$380	$—	$380	$—
Total	$411	$31	$442	$(1)

A summary of stock compensation by department, for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Based Compensation	2023	2022	2023	2022
Research and Development	$—	$—	$—	$(63)
General & Administrative	$411	$31	$442	$62
Total	$411	$31	$442	$(1)

Stock Options

During the six months ended June 30, 2023, no stock options were granted, 3,336 stock options vested, and 6,668 vested stock options expired. During the six months ended June 30, 2022, no stock options were granted, 501 vested stock options expired, and 10,000 unvested stock options were forfeited.

A summary of stock options granted, expired, and forfeited under our plans, and options outstanding as of, and changes made during the six months ended June 30, 2023 and year ended December 31, 2022 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2021	27,169	$113.63	7,169	$—
Vested	—	—	3,332	48.75
Expired	(501)	410.18	(501)	410.18
Forfeited	(10,000)	48.75	—	—
Options outstanding and exercisable, December 31, 2022	16,668	143.63	10,000	206.85
Vested	—	—	3,336	48.75
Expired	(6,668)	285.89	(6,668)	285.89
Options outstanding and exercisable, June 30, 2023	10,000	$48.75	6,668	$48.75

Additional information as of June 30, 2023 is as follows:

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $100.00	10,000	8.00	$48.75	6,668	$48.75

The intrinsic value of vested and unvested options was not significant for all periods presented. Stock compensation expense related to stock options for the three months ended June 30, 2023 and 2022 was $31,000. Stock compensation expense related to stock options for the six months ended June 30, 2023 was $62,000, and net stock compensation expense related to stock options for the six months ended June 30, 2022 was a credit of $1,000, made up of $83,000 in expense offset by $84,000 related to forfeiture credits. The remaining unrecognized stock-based compensation expense for options as of June 30, 2023 is $123,000, which will be recognized over a weighted average period of 1.00 year.

Restricted Stock Awards
On May 28, 2023, in relation to the departure of certain directors, 42 restricted stock awards became fully vested and were delivered in shares of the Company’s common stock. The awards were issued in 2014 and vested over the lesser of ten years, a change in control, or separation from the company.

As of June 30, 2023, there were no unvested restricted stock awards outstanding and there is no unrecognized stock-based compensation expense for restricted stock awards. There was no stock compensation expense related to restricted stock awards during the three and six months ended June 30, 2023 and 2022.

Restricted Stock Units

On April 18, 2023, 177,564 restricted stock units (“RSUs”) were granted to certain board members. These RSUs vested immediately upon issuance. The closing price per share of the Company’s common stock was $2.14 on the day prior to the grant date, resulting in a total fair value of $380,000 which was included in general and administrative expense, as stock-based compensation expense, upon issuance.
On May 28, 2023, in relation to the departure of certain directors, 1,929 fully vested RSUs were delivered in shares of the Company’s common stock, in accordance with the terms of the RSUs.

As of June 30, 2023, there were no unvested RSUs outstanding and there was no remaining unrecognized stock-based compensation expense for RSUs. There was no stock compensation expense related to RSUs for the three and six months ended June 30, 2023 and 2022.

Note 9 - Net Loss Per Share

On January 3, 2023, the Company effected a 1-for-15 reverse stock split for its Common Stock. All Common Stock share information in the following net loss per share discussion and tables are shown as adjusted for this stock split retrospectively for all periods represented herein.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at June 30, 2023 and 2022, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three and six months ended June 30, 2023 and 2022, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,049)	$(9,033)	$(2,268)	$(13,572)
Less: deemed dividend	(149)	—	(149)	—
Less: Induced conversion on warrants	(751)	—	(751)	—
Less: warrant modification	$—	$—	$(25)	$—
Net loss attributable to common stockholders	$(1,949)	$(9,033)	$(3,193)	$(13,572)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	2,487	2,065	2,277	2,065
Basic and diluted net loss per share	$(0.78)	$(4.37)	$(1.40)	$(6.57)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	As of June 30,
	2023	2022
Unvested restricted stock awards	—	42
Outstanding stock options	10,000	16,835
Common stock issuable upon conversion of Series F Preferred Stock	3,733,098	—
Common stock issuable upon conversion of Series F Preferred Warrants	19,152,047	—
Common stock issuable upon conversion of Common Stock warrants	4,137,846	343,101

Note 10 - Segment Reporting

The Company currently operates in two segments: (1) “Managed Services”, which represents the business surrounding managed services for video collaboration and network applications; and (2) “Collaboration Products” which represents the business surrounding our Mezzanine™ product offerings.

Certain information concerning the Company’s segments for the three and six months ended June 30, 2023 and 2022 is presented in the following tables (in thousands):

	Three Months Ended June 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$640	$316	$—	$956
Cost of revenues	430	404	—	834
Gross profit (loss)	$210	$(88)	$—	$122
Gross profit (loss)%	33%	(28)%		13%

Allocated operating expenses (gains)	$3	$(376)	$—	$(373)
Unallocated operating expenses	—	—	1,586	1,586
Total operating expenses (gains)	$3	$(376)	$1,586	$1,213

Income (loss) from operations	$207	$288	$(1,586)	$(1,091)
Interest and other income, net	(37)	(5)	—	(42)
Net income (loss) before tax	244	293	(1,586)	(1,049)
Income tax expense	—	—	—	—
Net income (loss)	$244	$293	$(1,586)	$(1,049)

	Three Months Ended June 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$810	$523	$—	$1,333
Cost of revenues	525	401	—	926
Gross profit	$285	$122	$—	$407
Gross profit %	35%	23%		31%

Allocated operating expenses	$1	$8,404	$—	$8,405
Unallocated operating expenses	—	—	1,035	1,035
Total operating expenses	$1	$8,404	$1,035	$9,440

Income (loss) from operations	$284	$(8,282)	$(1,035)	$(9,033)
Interest and other expense, net	—	—	—	—
Income (loss) before income taxes	284	(8,282)	(1,035)	(9,033)
Income tax expense (benefit)	(1)	1	—	—
Net income (loss)	$285	$(8,283)	$(1,035)	$(9,033)

	Six Months Ended June 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,330	$664	$—	$1,994
Cost of revenues	890	706	—	1,596
Gross profit (loss)	$440	$(42)	$—	$398
Gross profit (loss)%	33%	(6)%		20%

Allocated operating expenses (gains)	$3	$(90)	$—	$(87)
Unallocated operating expenses	—	—	2,779	2,779
Total operating expenses (gains)	$3	$(90)	$2,779	$2,692

Income (loss) from operations	$437	$48	$(2,779)	$(2,294)
Interest and other income, net	(34)	(30)	—	(64)
Net income (loss) before tax	471	78	(2,779)	(2,230)
Income tax expense	7	31	—	38
Net income (loss)	$464	$47	$(2,779)	$(2,268)

	Six Months Ended June 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,776	$1,089	$—	$2,865
Cost of revenues	1,170	789	—	1,959
Gross profit	$606	$300	$—	$906
Gross profit %	34%	28%		32%

Allocated operating expenses	$57	$11,679	$—	$11,736
Unallocated operating expenses	—	—	2,725	2,725
Total operating expenses	$57	$11,679	$2,725	$14,461

Income (loss) from operations	$549	$(11,379)	$(2,725)	$(13,555)
Interest and other expense, net	6	—	—	6
Net income (loss) before tax	543	(11,379)	(2,725)	(13,561)
Income tax expense	8	3	—	11
Net income (loss)	$535	$(11,382)	$(2,725)	$(13,572)

Unallocated operating expenses in Corporate include costs for the three and six months ended June 30, 2023 and 2022 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

For the three months ended June 30, 2023, 10% of our revenue was attributable to Saudi Arabia. For the six months ended June 30, 2023, and the three and six months ended June 30, 2022, there was no material revenue attributable to any individual foreign country.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$437	$705	$1,000	$1,546
Foreign	519	628	994	1,319
	$956	$1,333	$1,994	$2,865

Disaggregated information for the Company’s revenue has been recognized in the accompanying Condensed Consolidated Statements of Operations and is presented below according to contract type (in thousands):

	Three Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$46	5%	$79	5%
Network services	583	61%	723	54%
Professional and other services	11	1%	8	1%
Total Managed Services revenue	$640	67%	$810	61%

Revenue: Collaboration Products
Visual collaboration product offerings	$316	33%	$520	39%
Licensing	—	—%	3	—%
Total Collaboration Products revenue	316	33%	523	39%
Total revenue	$956	100%	$1,333	100%

	Six Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$110	6%	$195	7%
Network services	1,201	60%	1,544	54%
Professional and other services	19	1%	37	1%
Total Managed Services revenue	$1,330	67%	$1,776	62%

Revenue: Collaboration Products
Visual collaboration product offerings	$664	33%	$1,082	38%
Professional services	—	—%	—	—%
Licensing	—	—%	7	—%
Total Collaboration Products revenue	664	33%	1,089	38%
Total revenue	$1,994	100%	$2,865	100%

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Three Months Ended June 30,
		2023	2022
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	56%	48%
Customer B	Collaboration Products	—%	11%

		Six Months Ended June 30,
		2023	2022
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	54%	46%

Concentration of accounts receivable was as follows:

		As of June 30, 2023
		2023	2022
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	58%	42%
Customer B	Managed Services	11%	7%
Customer C	Collaboration Products	14%	—%
Customer D	Collaboration Products	—%	10%

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

Oblong’s Results of Operations

Three Months Ended June 30, 2023 (the “2023 Second Quarter”) compared to the Three Months Ended June 30, 2022 (the “2022 Second Quarter”)

Segment Reporting

The Company currently operates in two segments: (1) “Collaboration Products,” which represents the business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the business surrounding managed services for video collaboration and network solutions. Certain information concerning the Company’s segments for the three months ended June 30, 2023 and 2022 and is presented below (in thousands):

	Three Months Ended June 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$640	$316	$—	$956
Cost of revenues	430	404	—	834
Gross profit (loss)	$210	$(88)	$—	$122
Gross profit (loss)%	33%	(28)%		13%

Allocated operating expenses (gains)	$3	$(376)	$—	$(373)
Unallocated operating expenses	—	—	1,586	1,586
Total operating expenses (gains)	$3	$(376)	$1,586	$1,213

Income (loss) from operations	$207	$288	$(1,586)	$(1,091)
Interest and other income, net	(37)	(5)	—	(42)
Net income (loss) before tax	244	293	(1,586)	(1,049)
Income tax expense	—	—	—	—
Net income (loss)	$244	$293	$(1,586)	$(1,049)

	Three Months Ended June 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$810	$523	$—	$1,333
Cost of revenues	525	401	—	926
Gross profit	$285	$122	$—	$407
Gross profit %	35%	23%		31%

Allocated operating expenses	$1	$8,404	$—	$8,405
Unallocated operating expenses	—	—	1,035	1,035
Total operating expenses	$1	$8,404	$1,035	$9,440

Income (loss) from operations	$284	$(8,282)	$(1,035)	$(9,033)
Interest and other expense, net	—	—	—	—
Income (loss) before income taxes	284	(8,282)	(1,035)	(9,033)
Income tax expense (benefit)	(1)	1	—	—
Net income (loss)	$285	$(8,283)	$(1,035)	$(9,033)

Unallocated operating expenses in Corporate include costs during the 2023 and 2022 Second Quarters that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased 28% in the 2023 Second Quarter compared to the 2022 Second Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$46	5%	$79	5%
Network services	583	61%	723	54%
Professional and other services	11	1%	8	1%
Total Managed Services revenue	$640	67%	$810	61%

Revenue: Collaboration Products
Visual collaboration product offerings	$316	33%	$520	39%
Licensing	—	—%	3	—%
Total Collaboration Products revenue	316	33%	523	39%
Total revenue	$956	100%	$1,333	100%

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

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended June 30,
	2023	2022
Cost of Revenue
Managed Services	$430	$525
Collaboration Products	404	401
Total cost of revenue	$834	$926

The decrease in our consolidated cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. Our consolidated gross profit as a percentage of revenue was 13% in the 2023 Second Quarter compared to 31% in the 2022 Second Quarter. The gross profit as a percentage of revenue for our Collaboration Products segment was (28)% in the 2023 Second Quarter compared to 23% in the 2022 Second Quarter. This decrease was mainly attributable to i) an increase in our inventory obsolescence reserve of $227,000 in the 2023 Second Quarter as compared to the 2022 Second Quarter, and ii) an increase in personnel costs as a percentage of revenue between these periods.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses (gains):
Research and development	$5	$398	$(393)	(99)%
Sales and marketing	(58)	317	(375)	(118)%
General and administrative	1,577	1,185	392	33%
Impairment charges	2	6,408	(6,406)	(100)%
Casualty loss, net of insurance proceeds	(400)	533	(933)	(175)%
Depreciation and amortization	87	599	(512)	(85)%
Total operating expenses	$1,213	$9,440	$(8,227)	(87)%

Research and Development. Research and development expenses include internal and external costs related to developing new product offerings as well as features and enhancements to our existing product offerings. The decrease in research and development expenses for the 2023 Second Quarter compared to the 2022 Second Quarter is primarily attributable to the ceasing of the majority of R&D activities during late 2022, which resulted in lower personnel costs due to reduced headcount, consulting, and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for 2023 Second Quarter compared to the 2022 Second Quarter is primarily attributable to i) lower personnel costs due to reduced headcount and less sales as discussed above, including the reversal of approximately $294,000 in accrued compensation, ii) reduced marketing costs between these periods, and iii) reduced overhead between these periods due to the termination of an office lease that was not renewed.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The increase in general and administrative expenses for the 2023 Second Quarter compared to the 2022 Second Quarter is primarily attributable to an increase in stock compensation expense of $380,000 related to an issuance of restricted stock units during the 2023 Second Quarter.

Impairment Charges. The Impairment charges for the 2023 Second Quarter were attributable to property and equipment related to our Managed Services segment. The impairment charges in the 2022 Second Quarter were attributable to i) goodwill and ii) the impairment of a right-of-use asset connected to a leased office space no longer being utilized. Future declines of our revenue, cash flows and/or market capitalization may give rise to a triggering event that may require the Company to record impairment charges in the future related to our intangible assets and other long-lived assets.

Casualty Loss. In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California, and we recorded a casualty loss in operating expenses. During the 2023 Second Quarter, we recorded a recovery payment from one of our insurance policies of $400,000 as an offset to this casualty loss. We received this recovery payment on July 21, 2023.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the 2023 Second Quarter compared to the 2022 Second Quarter is mainly attributable to the disposition and impairment of certain assets during the year ended 2022, as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The decrease in the Company’s loss from operations for the 2023 Second Quarter compared to the 2022 Second Quarter is mainly attributable to lower operating expenses as addressed above.

Interest and Other Income, Net. Interest and other income, net for the 2023 Second Quarter was primarily comprised of interest income related to our cash accounts, partially offset by interest expense. There was no interest or other income, net for the 2022 Second Quarter.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Certain information concerning the Company’s segments for the six months ended June 30, 2023 and 2022 and is presented below (in thousands):

	Six Months Ended June 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,330	$664	$—	$1,994
Cost of revenues	890	706	—	1,596
Gross profit (loss)	$440	$(42)	$—	$398
Gross profit (loss)%	33%	(6)%		20%

Allocated operating expenses (gains)	$3	$(90)	$—	$(87)
Unallocated operating expenses	—	—	2,779	2,779
Total operating expenses (gains)	$3	$(90)	$2,779	$2,692

Income (loss) from operations	$437	$48	$(2,779)	$(2,294)
Interest and other income, net	(34)	(30)	—	(64)
Net income (loss) before tax	471	78	(2,779)	(2,230)
Income tax expense	7	31	—	38
Net income (loss)	$464	$47	$(2,779)	$(2,268)

	Six Months Ended June 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,776	$1,089	$—	$2,865
Cost of revenues	1,170	789	—	1,959
Gross profit	$606	$300	$—	$906
Gross profit %	34%	28%		32%

Allocated operating expenses	$57	$11,679	$—	$11,736
Unallocated operating expenses	—	—	2,725	2,725
Total operating expenses	$57	$11,679	$2,725	$14,461

Income (loss) from operations	$549	$(11,379)	$(2,725)	$(13,555)
Interest and other expense, net	6	—	—	6
Net income (loss) before tax	543	(11,379)	(2,725)	(13,561)
Income tax expense	8	3	—	11
Net income (loss)	$535	$(11,382)	$(2,725)	$(13,572)

Unallocated operating expenses in Corporate include costs during the six months ended June 30, 2023 and 2022 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased 30% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Six Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$110	6%	$195	7%
Network services	1,201	60%	1,544	54%
Professional and other services	19	1%	37	1%
Total Managed Services revenue	$1,330	67%	$1,776	62%

Revenue: Collaboration Products
Visual collaboration product offerings	$664	33%	$1,082	38%
Licensing	—	—%	7	—%
Total Collaboration Products revenue	664	33%	1,089	38%
Total revenue	$1,994	100%	$2,865	100%

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

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Six Months Ended June 30,
	2023	2022
Cost of Revenue
Managed Services	$890	$1,170
Collaboration Products	706	789
Total cost of revenue	$1,596	$1,959

The decrease in our consolidated cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. Our consolidated gross profit as a percentage of revenue was 20% for the six months ended June 30, 2023 compared to 32% for the six months ended June 30, 2022. The gross profit as a percentage of revenue for our Collaboration Products segment was (6)% for the six months ended June 30, 2023 compared to 28% for the six months ended June 30, 2022. This decrease was mainly attributable to i) an increase in our inventory obsolescence reserve of $290,000 in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, ii) a one-time assessment for common area charges on warehouse space of $12,000, and iii) an increase in personnel costs as a percentage of revenue between these periods.

Operating expenses are presented in the following table (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses (gains):
Research and development	$11	$1,402	$(1,391)	(99)%
Sales and marketing	160	879	(719)	(82)%
General and administrative	2,746	2,875	(129)	(4)%
Impairment charges	2	7,546	(7,544)	(100)%
Casualty loss, net of insurance proceeds	(400)	533	(933)	(175)%
Depreciation and amortization	173	1,226	(1,053)	(86)%
Total operating expenses	$2,692	$14,461	$(11,769)	(81)%

Research and Development. Research and development expenses include internal and external costs related to developing new product offerings as well as features and enhancements to our existing product offerings. The decrease in research and development expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily attributable to the ceasing of R&D activities during late 2022, which resulted in lower personnel costs due to reduced headcount, consulting, and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily attributable to i) lower personnel costs due to reduced headcount and less sales as discussed above, including the reversal of approximately $294,000 in accrued compensation, ii) reduced marketing costs between these periods, and iii) reduced overhead between these periods due to the termination of an office lease that was not renewed.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily attributable to a decrease in office related expenses and bad debt expense.

Impairment Charges. Impairment charges for the six months ended June 30, 2023 were attributable to property and equipment related to our Managed Services segment. The impairment charges for the six months ended June 30, 2022 to i) goodwill and ii) the impairment of a right-of-use asset connected to a leased office space no longer being utilized. Future declines of our revenue, cash flows and/or market capitalization may give rise to a triggering event that may require the Company to record impairment charges in the future related to our intangible assets and other long-lived assets.

Casualty Loss. In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California, and we recorded a casualty loss in operating expenses. During the six months ended June 30, 2023, we recorded a recovery payment from one of our insurance policies of $400,000 as an offset to this casualty loss. We received this recovery payment July 21, 2023.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is mainly attributable to the disposition and impairment of certain assets during the year ended 2022, as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The decrease in the Company’s loss from operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is mainly attributable to lower operating expenses as addressed above.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2023. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2022 Annual Report.

Liquidity and Capital Resources

As of June 30, 2023, we had $6,872,000 in cash and working capital of $7,153,000. For the six months ended June 30, 2023, we incurred a net loss of $2,268,000 and used $2,182,000 of net cash in operating activities.

Net cash provided by financing activities for the six months ended June 30, 2023 was $5,969,000, attributable to net proceeds from an equity financing and net cash proceeds received from the exercise of warrants. The Company expects to use the net proceeds from the Private Placement and the proceeds, if any, from the exercise of outstanding warrants for general corporate purposes and potential strategic alternatives. We have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly with any strategic alternatives partner. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC.

We believe additional capital will be required, in the long-term, to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2022 Annual Report, as well as under “Part II. Item 1A. Risk Factors” in our Q1 2023 Quarterly Report on Form 10-Q, for the three months ended March 31, 2023, filed with the SEC on May 10, 2023 (the “Q1 2023 Quarterly Report”). There have been no material changes to these risks during the three months ended June 30, 2023. The risks described in the 2022 Annual Report and the Q1 2023 Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
3.1
Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2023, and incorporated herein by reference).

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

4.11	Form of Common Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.12	Form of Preferred Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.13	Form of Exchange Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023, and incorporated herein by reference.
10.1	Securities Purchase Agreement, dated March 31, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.2	Registration Rights Agreement, dated March 31, 2023 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.3	Engagement Letter, dated March 30, 2023 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.4
Form of Warrant Repricing Letter, dated April 18, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2023, and incorporated herein by reference).

10.5
Exchange Agreement, dated as of of June 30, 2023, between Oblong, Inc. and Foundry Venture Capital 2007, L.P. and Foundry Group Select Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023, and incorporated herein by reference).

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

OBLONG, INC.

August 10, 2023	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

August 10, 2023	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)