Form 10-Q
period 2023-09-30
Oblong, Inc.
filed 2023-11-14
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 13, 2023 was 14,947,922.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$6,766	$3,085
Accounts receivable, net	157	415
Inventory, net	324	723
Prepaid expenses and other current assets	330	649
Total current assets	7,577	4,872
Property and equipment, net	—	3
Intangibles, net	345	604
Operating lease - right of use asset, net	41	142
Other assets	16	40
Total assets	$7,979	$5,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106	$184
Accrued expenses and other current liabilities	974	1,074
Current portion of deferred revenue	157	436
Current portion of operating lease liabilities	43	219
Total current liabilities	1,280	1,913
Long-term liabilities:
Operating lease liabilities, net of current portion	—	17
Deferred revenue, net of current portion	38	114
Total liabilities	1,318	2,044
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock Series F, convertible; $.0001 par value; $5,263,100 stated value; 42,000 shares authorized, 5,146 and zero shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 4,294,455 shares issued and 4,286,902 outstanding at September 30, 2023 and 2,070,861 shares issued and 2,063,308 shares outstanding at December 31, 2022	—	—
Treasury stock, 7,553 shares of common stock	(181)	(181)
Additional paid-in capital	233,852	227,645
Accumulated deficit	(227,010)	(223,847)
Total stockholders' equity	6,661	3,617
Total liabilities and stockholders’ equity	$7,979	$5,661
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$872	$1,185	$2,866	$4,050
Cost of revenue (exclusive of depreciation and amortization and casualty loss)	648	841	2,244	2,800
Gross profit	224	344	622	1,250

Operating expenses (gains):
Research and development	5	232	16	1,634
Sales and marketing	81	282	241	1,161
General and administrative	977	1,229	3,723	4,104
Impairment charges	—	5,169	2	12,715
Casualty loss (gain), net of insurance proceeds	—	—	(400)	533
Depreciation and amortization	86	592	259	1,818
Total operating expenses	1,149	7,504	3,841	21,965
Loss from operations	(925)	(7,160)	(3,219)	(20,715)
Interest and other expense, net	15	3	26	9
Other income	(45)	(8)	(120)	(8)
Interest and other (income) expense, net	(30)	(5)	(94)	1
Loss before income taxes	(895)	(7,155)	(3,125)	(20,716)
Income tax (benefit) expense	—	(3)	38	8
Net loss	(895)	(7,152)	(3,163)	(20,724)
Preferred stock dividends	133	—	282	—
Induced conversion of warrants	—	—	751	—
Warrant modification	—	—	25	—
Net loss attributable to common stockholders	$(1,028)	$(7,152)	$(4,221)	$(20,724)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.30)	$(3.46)	$(1.58)	$(10.04)

Weighted-average number of shares of common stock:
Basic and diluted	3,463	2,065	2,676	2,065

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2023
(In thousands, except shares)
(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2022	—	$—	2,070,861	$—	7,553	$(181)	$227,645	$(223,847)	$3,617
Net loss	—	—	—	—	—	—	—	(1,219)	(1,219)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Proceeds from private placement, net of fees and amounts held in escrow	6,550	—	—	—	—	—	1,473	—	1,473
Balance at March 31, 2023	6,550	—	2,070,861	—	7,553	(181)	229,149	(225,066)	3,902
Net loss	—	—	—	—	—	—	—	(1,049)	(1,049)
Stock-based compensation	—	—	179,535	—	—	—	411	—	411
Warrant exercise, net of fees	—	—	339,498	—	—	—	534	—	534
Release of escrow from March 2023 private placement	—	—	—	—	—	—	4,000	—	4,000
Fees associated with Series F Preferred Stock issuance	—	—	—	—	—	—	(38)	—	(38)
Conversions of Series F Preferred Stock	(175)	—	146,587	—	—	—	4	—	4
Series F Preferred Stock dividends	—	—	—	—	—	—	(149)	—	(149)
Balance at June 30, 2023	6,375	$—	2,736,481	$—	7,553	(181)	233,911	(226,115)	7,615
Net loss	—	—	—	—	—	—	—	(895)	(895)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Common stock exchanged for pre-funded warrants	—	—	(406,776)	—	—	—	—	—	—
Conversions of Series F Preferred Stock	(1,229)	—	1,964,750	—	—	—	43	—	43
Series F Preferred Stock dividends	—	—	—	—	—	—	(133)	—	(133)
Balance at September 30, 2023	5,146	$—	4,294,455	$—	7,553	$(181)	$233,852	$(227,010)	$6,661

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2022
(In thousands, except shares)
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2021	2,070,861	$—	7,553	$(181)	$227,584	$(201,906)	$25,497
Net loss	—	—	—	—	—	(4,539)	(4,539)
Stock-based compensation	—	—	—	—	52	—	52
Forfeiture of unvested stock options	—	—	—	—	(84)	—	(84)
Balance at March 31, 2022	2,070,861	—	7,553	(181)	227,552	(206,445)	20,926
Net loss	—	—	—	—	—	(9,033)	(9,033)
Stock-based compensation	—	—	—	—	31	—	31
Balance at June 30, 2022	2,070,861	$—	7,553	(181)	227,583	(215,478)	11,924
Net loss	—	—	—	—	—	(7,152)	(7,152)
Stock-based compensation	—	—	—	—	31	—	31
Balance at September 30, 2022	2,070,861	$—	7,553	$(181)	$227,614	$(222,630)	$4,803
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,163)	$(20,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	1,818
Bad debt (recovery) expense	(55)	114
Non-cash lease expense from right-of-use asset	101	290
Stock-based compensation	473	114
Forfeiture of unvested stock options	—	(84)
Casualty loss, net of insurance proceeds	—	533
Impairment charges - property and equipment	2	37
Impairment charges - intangible assets	—	5,132
Impairment charges - right of use asset	—	179
Impairment charges - goodwill	—	7,367
Changes in operating assets and liabilities:
Accounts receivable	313	378
Inventory	399	261
Prepaid expenses and other current assets	319	213
Other assets	24	56
Accounts payable	(78)	142
Accrued expenses and other current liabilities	(335)	129
Deferred revenue	(354)	(441)
Lease liabilities	(193)	(390)
Net cash used in operating activities	(2,288)	(4,876)
Cash flows from investing activities:
Purchases of property and equipment	—	(11)
Proceeds from sale of equipment	—	30
Net cash provided by investing activities	—	19
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs	5,435	—
Net proceeds from exercise of common stock warrants	534	—
Net cash provided by financing activities	5,969	—
Increase (decrease) in cash	3,681	(4,857)
Cash at beginning of period	3,085	9,000
Cash at end of period	$6,766	$4,143

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$18	$7
Cash paid for income taxes	$31	$—
Non-cash investing and financing activities:
Preferred stock dividends	$282	$—
Warrant modification	$25	$—
Common stock issued for conversion of Preferred Stock and accrued dividends	$47	$—
Induced exercise of common stock warrants	$751	$—
Lease liability and right of use asset	$—	$11
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our 2022 Annual Report, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.

Recently Issued Accounting Pronouncements

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” as amended, which introduced an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The Company adopted the new guidance, as of January 1, 2023, and it did not have a material impact on the Condensed Consolidated Financial Statements.

Casualty Loss

In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California, and we recorded a casualty loss in operating expenses. During the three months ended June 30, 2023, we recorded a recovery payment from one of our insurance policies of $400,000 as an offset to this casualty loss and in other current assets as of June 30, 2023. We received this recovery payment on July 21, 2023.

Note 2 - Liquidity

As of September 30, 2023, we had $6,766,000 in cash and working capital of $6,297,000. For the nine months ended September 30, 2023, we incurred a net loss of $3,163,000 and used $2,288,000 of net cash in operating activities.

We believe that our existing cash will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC.

Note 3 - Intangible Assets and Goodwill

Intangible Assets

The following table presents the components of net intangible assets for our Collaboration Products reporting segment (in thousands):

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$486	$(243)	$243	$486	$(61)	$425
Trade names	204	(102)	102	204	(25)	179
Total	$690	$(345)	$345	$690	$(86)	$604

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three months ended September 30, 2023, we considered the decline in our stock price to be a triggering event for an impairment test of intangible assets, and during the three months ended March 31, 2023, we considered the declines in revenue for the Collaboration Products reporting segment to be a triggering event for an impairment test of intangible assets for this segment. As the undiscounted cash flows were less than the carrying values of the assets, the company calculated the fair value of the assets. Based on the fair value of the asset group, which was determined using a market approach, no impairment charges were recorded for the three or nine months ended September 30, 2023.

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

Related amortization expense for the three months ended September 30, 2023 and 2022 was $86,000 and $580,000, respectively. Related amortization expense for the nine months ended September 30, 2023 and 2022 was $259,000 and $1,740,000, respectively.

Future amortization expense will be as follows (in thousands):

Remainder of 2023	$87
2024	258
Total	$345

Goodwill

During 2022, goodwill was written down to zero with impairment charges of $7,367,000 during the nine months ended September 30, 2022.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Compensation costs	$296	$707
Customer deposits	167	128
Professional fees	21	57
Taxes and regulatory fees	41	59
Other accrued expenses and liabilities	12	14
Rent expense	202	109
Accrued preferred stock dividends	235	—
Accrued expenses and other liabilities	$974	$1,074

Note 5 - Leases

We lease one facility in City of Industry, California, providing warehouse space. This lease expires in February 2024. We currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433.

Lease expenses including common charges and net of sublet proceeds, for the three months ended September 30, 2023 and 2022, were $35,000 and $92,000, respectively. Lease expenses, including common charges and net of sublet proceeds, for the nine months ended September 30, 2023 and 2022, were $123,000 and $307,000, respectively. Sublease proceeds for the three months ended September 30, 2023 and 2022, were zero and $15,000, respectively. Sublease proceeds for the nine months ended September 30, 2023 and 2022, were $27,000 and $125,000, respectively.

The following provides balance sheet information related to leases as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Assets
Operating lease, right-of-use asset, net	$41	$142

Liabilities
Current portion of operating lease liabilities	$43	$219
Operating lease liabilities, net of current portion	—	17
Total operating lease liabilities	$43	$236

During the three months ended September 30, 2023 and 2022, payments of $26,000 and $110,000 were made on leases, respectively. During the nine months ended September 30, 2023 and 2022, payments of $199,000 and $408,000 were made on leases, respectively. The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments
2023	$26
2024	17
Total lease payments	43
Effect of discounting(1)	—
Total lease liability	$43
(1) The effect of discounting is less than $1,000 due to the term remaining on the lease.

The following table provides a reconciliation of activity for our right-of-use (“ROU”) assets and lease liabilities (in thousands):

	Right-of-Use Asset	Operating Lease Liabilities
Balance at December 31, 2021	$659	$728
Additions	11	11
Non-cash lease expense and payments	(349)	(503)
Impairment charges	(179)	—
Balance at December 31, 2022	142	236
Non-cash lease expense and payments	(101)	(193)
Balance at September 30, 2023	$41	$43

The ROU assets and lease liabilities are recorded on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

Note 6 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”), under the ticker symbol “OBLG”. As of September 30, 2023, we had 150,000,000 shares of our Common Stock authorized, with 4,294,455 and 4,286,902 shares issued and outstanding, respectively.

As of the filing of this report, the Company has 14,955,475 and 14,947,922 shares of Common Stock issued and outstanding, respectively. See Note 12 - Subsequent Events for further information.

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
During the three and nine months ended September 30, 2023, 1,229 and 1,404 shares of Series F Preferred Stock, plus accrued dividends, were converted to 1,964,750 and 2,111,337 shares of the Company’s common stock, respectively. See Note 7 - Preferred Stock, for further detail.
On June 30, 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Foundry Group (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 406,776 shares of the Company’s common stock owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 406,776 shares of Common Stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting Common Stock), with an exercise price of $0.0001 per share. The Exchange Warrants are exercisable at any time, except that the Exchange Warrants will not be exercisable by the Exchanging Stockholders if, upon giving effect or immediately prior thereto, the Exchanging Stockholders would beneficially own more than 4.99% of the total number of issued and outstanding Common Stock, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. The holders of the Exchange Warrants will not have the right to vote on any matter except to the extent required by Delaware law. The shares were exchanged in July 2023, and the returned shares were added back to the authorized and unissued share balance of the Company.
Common Stock activity for the nine months ended September 30, 2023 is presented below. The Company did not issue any shares of Common Stock during the year ended December 31, 2022.

Issued Shares as of December 31, 2021	2,070,861
Issued Shares as of December 31, 2022	2,070,861
Issuances from Preferred Stock conversions	2,111,337
Issuances related to warrant exercises	339,498
Issuances related to stock compensation	179,535
Common shares exchanged for prepaid warrants	(406,776)
Issued Shares as of September 30, 2023	4,294,455
Less Treasury Shares:	7,553
Outstanding Shares as of September 30, 2023	4,286,902
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
On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “Private Placement”) (i) 6,550 shares of our newly designated Series F Preferred Stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (the “Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants the “Investor Warrants”) to acquire up to 3,830,417 shares of Common Stock. Please refer to Note 7 - Preferred Stock for further discussion on the Series F Preferred Stock and Preferred Warrants.
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
On March 31, 2023, the Company issued the Common Warrants and the Placement Agent Warrants to purchase an aggregate of 4,136,850 shares of the Company’s Common Stock. The Common Warrants and Placement Agent Warrants have a term of 5 years, commencing six months and one day from the date of issuance, and are initially exercisable for $1.71 per share. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination, recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment, on a full ratchet basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price for the Common Warrants (subject to certain exceptions). The Common Warrants and Placement Agent Warrants are exercisable for cash, provided that if there is no effective registration statement available permitting the resale of the common shares, they may be exercised on a cashless basis. Exercise of the Common Warrants and Placement Agent Warrants is subject to certain limitations, including a 4.99% beneficial ownership limitation. The fair value of the warrants was recorded within additional paid-in capital during the three months ended March 31, 2023.
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

On April 23, 2023, the 667 unexercised warrants issued on October 21, 2020 expired.

On June 7, 2023, the 1,934 unexercised warrants issued on December 6, 2020 expired.

On October 6, 2023, the Company and Investors holding a majority of the outstanding shares of the Preferred Stock agreed to waive any and all provisions, terms, covenants and obligations in the Certificate of Designations or Common Warrants to the extent such provisions permit the conversion or exercise of the Preferred Stock and the Common Warrants, respectively, to occur at a price below $0.2792. Notwithstanding anything to the contrary in the Common Warrants, the “Exercise Price” as set forth in the Common Warrant shall in no event be less than $0.2792 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).

Warrants outstanding as of September 30, 2023 are as follows:

Issue Date	Warrants Outstanding	Exercise Price	Expiration Date
June 28, 2021	250	$60.00	January 4, 2024
June 28, 2021	750	$66.00	December 31, 2024
March 31, 2023	4,136,850	$1.71	September 30, 2028
July 3, 2023	406,776	$0.0001	None
	4,544,626

Warrant activity for the nine months ended September 30, 2023 is presented below. There was no warrant activity during the year ended December 31, 2022.

	Outstanding		Exercisable
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2021	343,099	$66.34	343,099	$66.34
Warrants outstanding and exercisable, December 31, 2022	343,099	66.34	343,099	$66.34
Granted	4,136,850	1.56	4,136,850	$1.56
Exercised	(339,498)	1.71	(339,498)	$1.71
Expired	(2,601)	76.93	(2,601)	$76.93
Warrants outstanding and exercisable, September 30, 2023	4,137,850	$1.73	4,137,850	$1.73

Treasury Shares

The Company maintains treasury stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the nine months ended September 30, 2023 or the year ended December 31, 2022.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2023, we had 1,983,250 designated shares of preferred stock and 5,146 shares of preferred stock issued and outstanding. As of December 31, 2022, we had no shares of preferred stock issued or outstanding.

As of the filing of this report, the Company has 2,278 shares of Series F Preferred Stock issued and outstanding. See Note 12 - Subsequent Events for further information.

Series F Preferred Stock

On March 30, 2023, the Company entered into the Purchase Agreement with Investors, pursuant to which we issued and sold, in a Private Placement (i) 6,550 shares of our newly designated Series F Preferred Stock, (ii) Preferred Warrants to acquire 32,750 shares of Series F Preferred Stock, and (iii) Common Warrants to acquire up to 3,830,417 shares of Common Stock. Please refer to Note 6 - Capital Stock for further discussion on the Common Warrants. The terms of the Series F Preferred Stock are as set forward in the Certificate of Designations of Series F Preferred Stock of Oblong, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The Private Placement closed on March 31, 2023, in exchange for gross and net proceeds of $6,386,000 and $5,435,000, respectively.

All of the Preferred Shares and Investor Warrants were issued at the Closing, but part of the purchase price equivalent to $4,000,000 was placed into an escrow account with American Stock Transfer & Trust Company (the “Escrow”), to be released upon our obtaining stockholder approval permitting the issuance of more than 19.99% of our outstanding shares of Common Stock at less than the Minimum Price (as defined under the Nasdaq Rules) in accordance with Nasdaq listing standards and as otherwise may be required (the “Stockholder Approval”). The Company received the Stockholder Approval via a Special Meeting of Stockholders held on May 18, 2023, and the funds were released from escrow. During the nine months ended September 30, 2023, the Company recorded $5,435,000 in net proceeds. The financing fees associated with the Purchase Agreement were $951,000.

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

On October 6, 2023, the Company and Investors holding a majority of the outstanding shares of the Preferred Stock agreed to waive any and all provisions, terms, covenants and obligations in the Certificate of Designations or Common Warrants to the extent such provisions permit the conversion or exercise of the Preferred Stock and the Common Warrants, respectively, to occur at a price below $0.2792. Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $0.2792 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).

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
During the three and nine months ended September 30, 2023, 1,229 and 1,404 shares of Series F Preferred Stock, plus accrued dividends, were converted to 1,964,750 and 2,111,337 shares of the Company’s common stock, respectively. There were 5,146 shares of Series F Preferred Stock outstanding and accrued dividends of $235,502 as of September 30, 2023. Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred Stock Shares	Accrued Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
March 31, 2023 Issuance	6,550	$—
Q2 2023 Accrued Dividends		148,744
Q2 2023 Conversions	(175)	(3,665)	$1.22	146,587
June 30, 2023 Balance	6,375	$145,079		146,587
Q3 2023 Accrued Dividends		133,364
Q3 2023 Conversions	(1,229)	(42,941)	$0.65	1,964,750
September 30, 2023 Balance	5,146	$235,502		2,111,337

Series F Preferred Stock Warrants

The Preferred Warrants are exercisable for Series F Preferred Shares at an exercise price of $975. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalizations or other similar transactions involving the Common Stock. The Preferred Warrants expire three years from the date of issuance and are exercisable for cash. For each Preferred Warrant exercised, the Investors shall receive Common Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock the Investors would receive if the Series F Preferred Shares issuable upon exercise of such Warrant were converted at the applicable Conversion Price. The fair value of the Preferred Warrants was recorded within additional paid-in capital during the nine months ended September 30, 2023. As of September 30, 2023, no Preferred Warrants have been exercised.

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

A summary of stock compensation expense by category, for the three and nine months ended September 30, 2023 and 2022, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Based Compensation	2023	2022	2023	2022
Options	$31	$31	$93	$30
RSU	—	—	380	—
Total	$31	$31	$473	$30

A summary of stock compensation by department, for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Based Compensation	2023	2022	2023	2022
Research and Development	$—	$—	$—	$(63)
General & Administrative	31	31	473	93
Total	$31	$31	$473	$30

Stock Options

During the nine months ended September 30, 2023, no stock options were granted, 3,336 stock options vested, and 6,668 vested stock options expired. During the nine months ended September 30, 2022, no stock options were granted, 501 vested stock options expired, and 10,000 unvested stock options were forfeited.

A summary of stock options granted, expired, and forfeited under our plans, and options outstanding as of, and changes made during the nine months ended September 30, 2023 and year ended December 31, 2022 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2021	27,169	$113.63	7,169	$—
Vested	—	—	3,332	48.75
Expired	(501)	410.18	(501)	410.18
Forfeited	(10,000)	48.75	—	—
Options outstanding and exercisable, December 31, 2022	16,668	143.63	10,000	206.85
Vested	—	—	3,336	48.75
Expired	(6,668)	285.89	(6,668)	285.89
Options outstanding and exercisable, September 30, 2023	10,000	$48.75	6,668	$48.75

Additional information as of September 30, 2023 is as follows:

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $100.00	10,000	7.75	$48.75	6,668	$48.75

The intrinsic value of vested and unvested options was not significant for all periods presented. Stock compensation expense related to stock options for the three months ended September 30, 2023 and 2022 was $31,000. Stock compensation expense related to stock options for the nine months ended September 30, 2023 was $93,000, and net stock compensation expense related to stock options for the nine months ended September 30, 2022 was $30,000, made up of $114,000 in expense offset by $84,000 related to forfeiture credits. The remaining unrecognized stock-based compensation expense for options as of September 30, 2023 is $92,000, which will be recognized over a weighted average period of 0.75 years.

Restricted Stock Awards
On May 28, 2023, in relation to the departure of certain directors, 42 restricted stock awards became fully vested and were delivered in shares of the Company’s common stock. The awards were issued in 2014 and vested over the lesser of ten years, a change in control, or separation from the company.

As of September 30, 2023, there were no unvested restricted stock awards outstanding and there is no unrecognized stock-based compensation expense for restricted stock awards. There was no stock compensation expense related to restricted stock awards during the three and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, there were no unvested RSUs outstanding and there was no remaining unrecognized stock-based compensation expense for RSUs. There was no stock compensation expense related to RSUs for the three and nine months ended September 30, 2023 and 2022.

Note 9 - Net Loss Per Share

On January 3, 2023, the Company effected a 1-for-15 reverse stock split for its Common Stock. All Common Stock share information in the following net loss per share discussion and tables are shown as adjusted for this stock split retrospectively for all periods represented herein.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at September 30, 2022, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, warrants, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three and nine months ended September 30, 2023 and 2022, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(895)	$(7,152)	$(3,163)	$(20,724)
Less: deemed dividend	(133)	—	(282)	—
Less: induced conversion on warrants	—	—	(751)	—
Less: warrant modification	—	—	(25)	—
Net loss attributable to common stockholders	$(1,028)	$(7,152)	$(4,221)	$(20,724)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	3,463	2,065	2,676	2,065
Basic and diluted net loss per share	$(0.30)	$(3.46)	$(1.58)	$(10.04)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	As of September 30,
	2023	2022
Unvested restricted stock awards	—	42
Outstanding stock options	10,000	16,668
Common stock issuable upon conversion of Series F Preferred Stock	18,850,645	—
Common stock issuable upon conversion of Series F Preferred Warrants	117,299,427	—
Common stock issuable upon conversion of Common Stock warrants	4,137,850	343,101

Note 10 - Segment Reporting

The Company currently operates in two segments: (1) “Managed Services”, which represents the business surrounding managed services for video collaboration and network applications; and (2) “Collaboration Products” which represents the business surrounding our Mezzanine™ product offerings.

Certain information concerning the Company’s segments for the three and nine months ended September 30, 2023 and 2022 is presented in the following tables (in thousands):

	Three Months Ended September 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$603	$269	$—	$872
Cost of revenues	398	250	—	648
Gross profit	$205	$19	$—	$224
Gross profit %	34%	7%		26%

Allocated operating expenses	$—	$151	$—	$151
Unallocated operating expenses	—	—	998	998
Total operating expenses	$—	$151	$998	$1,149

Income (loss) from operations	$205	$(132)	$(998)	$(925)
Interest and other (income) expense, net	(35)	5	—	(30)
Net income (loss) before tax	240	(137)	(998)	(895)
Income tax expense	—	—	—	—
Net income (loss)	$240	$(137)	$(998)	$(895)

	Three Months Ended September 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$797	$388	$—	$1,185
Cost of revenues	552	289	—	841
Gross profit	$245	$99	$—	$344
Gross profit %	31%	26%		29%

Allocated operating expenses	$—	$6,425	$—	$6,425
Unallocated operating expenses	—	—	1,079	1,079
Total operating expenses	$—	$6,425	$1,079	$7,504

Income (loss) from operations	$245	$(6,326)	$(1,079)	$(7,160)
Interest and other expense (income), net	1	(6)	—	(5)
Income (loss) before income taxes	244	(6,320)	(1,079)	(7,155)
Income tax benefit	—	(3)	—	(3)
Net income (loss)	$244	$(6,317)	$(1,079)	$(7,152)

	Nine Months Ended September 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,933	$933	$—	$2,866
Cost of revenues	1,288	956	—	2,244
Gross profit (loss)	$645	$(23)	$—	$622
Gross profit (loss)%	33%	(2)%		22%

Allocated operating expenses	$3	$61	$—	$64
Unallocated operating expenses	—	—	3,777	3,777
Total operating expenses	$3	$61	$3,777	$3,841

Income (loss) from operations	$642	$(84)	$(3,777)	$(3,219)
Interest and other income, net	(69)	(25)	—	(94)
Net income (loss) before tax	711	(59)	(3,777)	(3,125)
Income tax expense	7	31	—	38
Net income (loss)	$704	$(90)	$(3,777)	$(3,163)

	Nine Months Ended September 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$2,573	$1,477	$—	$4,050
Cost of revenues	1,722	1,078	—	2,800
Gross profit	$851	$399	$—	$1,250
Gross profit %	33%	27%		31%

Allocated operating expenses	$57	$17,954	$—	$18,011
Unallocated operating expenses	—	—	3,954	3,954
Total operating expenses	$57	$17,954	$3,954	$21,965

Income (loss) from operations	$794	$(17,555)	$(3,954)	$(20,715)
Interest and other expense (income), net	7	(6)	—	1
Net income (loss) before tax	787	(17,549)	(3,954)	(20,716)
Income tax expense	8	—	—	8
Net income (loss)	$779	$(17,549)	$(3,954)	$(20,724)

Unallocated operating expenses in Corporate include costs for the three and nine months ended September 30, 2023 and 2022 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

For the three months ended September 30, 2023, 11% of our revenue was attributable to the United Kingdom. For the three months ended September 30, 2022, 10% of our revenue was attributable to Singapore. For the nine months ended September 30, 2023 and 2022, there was no material revenue attributable to any individual foreign country.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$356	$575	$1,356	$2,120
Foreign	516	610	1,510	1,930
	$872	$1,185	$2,866	$4,050

Disaggregated information for the Company’s revenue has been recognized in the accompanying Condensed Consolidated Statements of Operations and is presented below according to contract type (in thousands):

	Three Months Ended September 30,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$38	4%	$69	6%
Network services	557	64%	716	60%
Professional and other services	8	1%	12	1%
Total Managed Services revenue	$603	69%	$797	67%

Revenue: Collaboration Products
Visual collaboration product offerings	$268	31%	$385	33%
Professional services	1	—%	—	—%
Licensing	—	—%	3	—%
Total Collaboration Products revenue	269	31%	388	33%
Total revenue	$872	100%	$1,185	100%

	Nine Months Ended September 30,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$148	5%	$264	7%
Network services	1,758	61%	2,260	56%
Professional and other services	27	1%	49	1%
Total Managed Services revenue	$1,933	67%	$2,573	64%

Revenue: Collaboration Products
Visual collaboration product offerings	$932	33%	$1,467	36%
Professional services	1	—%	—	—%
Licensing	—	—%	10	—%
Total Collaboration Products revenue	933	33%	1,477	36%
Total revenue	$2,866	100%	$4,050	100%

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Three Months Ended September 30,
		2023	2022
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	60%	53%

		Nine Months Ended September 30,
		2023	2022
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	56%	48%

Concentration of accounts receivable was as follows:

		As of September 30, 2023
		2023	2022
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	—%	52%
Customer B	Collaboration Products	38%	—%
Customer C	Collaboration Products	—%	12%
Customer D	Collaboration Products	12%	—%

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

Note 12 - Subsequent Events

As of the filing of this Report, the Company has 14,955,475 and 14,947,922 shares of common stock issued and outstanding, respectively, and 2,278 shares of Series F Convertible Preferred Stock issued and outstanding. From October 1, 2023 through the filing of this Report, the Company has issued 10,661,020 shares of common stock pursuant to conversions of its Series F Convertible Preferred Stock.

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

Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. As discussed below, sales of our Mezzanine product have been adversely affected by commercial response to the COVID-19 pandemic. Like many technology companies, we will continue to monitor and manage our costs relative to demand with the goal of growing the Company’s revenue in the future. To the extent we believe new investments in product development, marketing, or sales are warranted as a result of changes in market demand, we believe additional capital will be required to fund those efforts and our ongoing operations.

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

Oblong’s Results of Operations

Three Months Ended September 30, 2023 (the “2023 Third Quarter”) compared to the Three Months Ended September 30, 2022 (the “2022 Third Quarter”)

Certain information concerning the Company’s segments for the three months ended September 30, 2023 and 2022 and is presented below (in thousands):

	Three Months Ended September 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$603	$269	$—	$872
Cost of revenues	398	250	—	648
Gross profit	$205	$19	$—	$224
Gross profit %	34%	7%		26%

Allocated operating expenses	$—	$151	$—	$151
Unallocated operating expenses	—	—	998	998
Total operating expenses	$—	$151	$998	$1,149

Income (loss) from operations	$205	$(132)	$(998)	$(925)
Interest and other (income) expense, net	(35)	5	—	(30)
Net income (loss) before tax	240	(137)	(998)	(895)
Income tax expense	—	—	—	—
Net income (loss)	$240	$(137)	$(998)	$(895)

	Three Months Ended September 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$797	$388	$—	$1,185
Cost of revenues	552	289	—	841
Gross profit	$245	$99	$—	$344
Gross profit %	31%	26%		29%

Allocated operating expenses	$—	$6,425	$—	$6,425
Unallocated operating expenses	—	—	1,079	1,079
Total operating expenses	$—	$6,425	$1,079	$7,504

Income (loss) from operations	$245	$(6,326)	$(1,079)	$(7,160)
Interest and other expense (income), net	1	(6)	—	(5)
Income (loss) before income taxes	244	(6,320)	(1,079)	(7,155)
Income tax benefit	—	(3)	—	(3)
Net income (loss)	$244	$(6,317)	$(1,079)	$(7,152)

Unallocated operating expenses in Corporate include costs during the 2023 and 2022 Third Quarters that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased 26% in the 2023 Third Quarter compared to the 2022 Third Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended September 30,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$38	4%	$69	6%
Network services	557	64%	716	60%
Professional and other services	8	1%	12	1%
Total Managed Services revenue	$603	69%	$797	67%

Revenue: Collaboration Products
Visual collaboration product offerings	$268	31%	$385	33%
Professional services	1	—%	—	—%
Licensing	—	—%	3	—%
Total Collaboration Products revenue	269	31%	388	33%
Total revenue	$872	100%	$1,185	100%

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

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended September 30,
	2023	2022
Cost of Revenue
Managed Services	$398	$552
Collaboration Products	250	289
Total cost of revenue	$648	$841

The decrease in our consolidated cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. Our consolidated gross profit as a percentage of revenue was 26% in the 2023 Third Quarter compared to 29% in the 2022 Third Quarter. The gross profit as a percentage of revenue for our Collaboration Products segment was 7% in the 2023 Third Quarter compared to 26% in the 2022 Third Quarter. This decrease was mainly attributable to an increase in our inventory obsolescence reserve of $58,000 in the 2023 Third Quarter compared to the 2022 Third Quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Operating expenses (gains):
Research and development	$5	$232	$(227)	(98)%
Sales and marketing	81	282	(201)	(71)%
General and administrative	977	1,229	(252)	(21)%
Impairment charges	—	5,169	(5,169)	(100)%
Depreciation and amortization	86	592	(506)	(85)%
Total operating expenses	$1,149	$7,504	$(6,355)	(85)%

Research and Development. Research and development expenses include internal and external costs related to developing new product offerings as well as features and enhancements to our existing product offerings. The decrease in research and development expenses for the 2023 Third Quarter compared to the 2022 Third Quarter is primarily attributable to the ceasing of the majority of R&D activities during late 2022, which resulted in lower personnel costs due to reduced headcount, consulting, and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for 2023 Third Quarter compared to the 2022 Third Quarter is primarily attributable to i) lower personnel costs due to reduced headcount and less sales as discussed above, ii) reduced marketing costs between these periods, and iii) reduced overhead between these periods due to the termination of an office lease that was not renewed.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the 2023 Third Quarter compared to the 2022 Third Quarter is primarily attributable to reduced overhead and professional service expenses as a result of cost cutting measures.

Impairment Charges. There were no impairment charges for the 2023 Third Quarter. The impairment charges in the 2022 Third Quarter were attributable to impairment of long-lived assets. Future declines of our revenue, cash flows and/or market capitalization may give rise to a triggering event that may require the Company to record impairment charges in the future related to our intangible assets and other long-lived assets.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the 2023 Third Quarter compared to the 2022 Third Quarter is mainly attributable to the disposition and impairment of certain assets during the year ended 2022, as well as a decrease in depreciation as certain assets became fully depreciated.

Loss from Operations. The decrease in the Company’s loss from operations for the 2023 Third Quarter compared to the 2022 Third Quarter is mainly attributable to lower operating expenses as addressed above.

Interest and Other Income, Net. Interest and other income, net for the 2023 Third Quarter primarily comprised of interest income related to our cash accounts, partially offset by interest expense.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Certain information concerning the Company’s segments for the nine months ended September 30, 2023 and 2022 and is presented below (in thousands):

	Nine Months Ended September 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,933	$933	$—	$2,866
Cost of revenues	1,288	956	—	2,244
Gross profit (loss)	$645	$(23)	$—	$622
Gross profit (loss)%	33%	(2)%		22%

Allocated operating expenses	$3	$61	$—	$64
Unallocated operating expenses	—	—	3,777	3,777
Total operating expenses	$3	$61	$3,777	$3,841

Income (loss) from operations	$642	$(84)	$(3,777)	$(3,219)
Interest and other income, net	(69)	(25)	—	(94)
Net income (loss) before tax	711	(59)	(3,777)	(3,125)
Income tax expense	7	31	—	38
Net income (loss)	$704	$(90)	$(3,777)	$(3,163)

	Nine Months Ended September 30, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$2,573	$1,477	$—	$4,050
Cost of revenues	1,722	1,078	—	2,800
Gross profit	$851	$399	$—	$1,250
Gross profit %	33%	27%		31%

Allocated operating expenses	$57	$17,954	$—	$18,011
Unallocated operating expenses	—	—	3,954	3,954
Total operating expenses	$57	$17,954	$3,954	$21,965

Income (loss) from operations	$794	$(17,555)	$(3,954)	$(20,715)
Interest and other expense (income), net	7	(6)	—	1
Net income (loss) before tax	787	(17,549)	(3,954)	(20,716)
Income tax expense	8	—	—	8
Net income (loss)	$779	$(17,549)	$(3,954)	$(20,724)

Unallocated operating expenses in Corporate include costs during the nine months ended September 30, 2023 and 2022 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased 29% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Nine Months Ended September 30,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$148	5%	$264	7%
Network services	1,758	61%	2,260	56%
Professional and other services	27	1%	49	1%
Total Managed Services revenue	$1,933	67%	$2,573	64%

Revenue: Collaboration Products
Visual collaboration product offerings	$932	33%	$1,467	36%
Professional services	1	—%	—	—%
Licensing	—	—%	10	—%
Total Collaboration Products revenue	933	33%	1,477	36%
Total revenue	$2,866	100%	$4,050	100%

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

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cost of Revenue
Managed Services	$1,288	$1,722
Collaboration Products	956	1,078
Total cost of revenue	$2,244	$2,800

The decrease in our consolidated cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. Our consolidated gross profit as a percentage of revenue was 22% for the nine months ended September 30, 2023 compared to 31% for the nine months ended September 30, 2022. The gross profit as a percentage of revenue for our Collaboration Products segment was (2)% for the nine months ended September 30, 2023 compared to 27% for the nine months ended September 30, 2022. This decrease was mainly attributable to i) an increase in our inventory obsolescence reserve of $210,000 in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, ii) a one-time assessment for common area charges on warehouse space of $12,000, and iii) an increase in personnel costs as a percentage of revenue between these periods.

Operating expenses are presented in the following table (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Operating expenses (gains):
Research and development	$16	$1,634	$(1,618)	(99)%
Sales and marketing	241	1,161	(920)	(79)%
General and administrative	3,723	4,104	(381)	(9)%
Impairment charges	2	12,715	(12,713)	(100)%
Casualty loss (gain), net of insurance proceeds	(400)	533	(933)	(175)%
Depreciation and amortization	259	1,818	(1,559)	(86)%
Total operating expenses	$3,841	$21,965	$(18,124)	(83)%

Research and Development. Research and development expenses include internal and external costs related to developing new product offerings as well as features and enhancements to our existing product offerings. The decrease in research and development expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily attributable to the ceasing of R&D activities during late 2022, which resulted in lower personnel costs due to reduced headcount, consulting, and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily attributable to i) lower personnel costs due to reduced headcount and less sales as discussed above, including the reversal of approximately $294,000 in accrued compensation, ii) reduced marketing costs between these periods, and iii) reduced overhead between these periods due to the termination of an office lease that was not renewed.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily attributable to a decrease in office related expenses and bad debt expense.

Impairment Charges. Impairment charges for the nine months ended September 30, 2023 were attributable to property and equipment related to our Managed Services segment. The impairment charges for the nine months ended September 30, 2022 were attributable to i) the impairment of goodwill and ii) the impairment of a right-of-use asset related to a leased office space no longer being utilized. Future declines of our revenue, cash flows and/or market capitalization may give rise to a triggering event that may require the Company to record impairment charges in the future related to our intangible assets and other long-lived assets.

Casualty Loss. In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California, and we recorded a casualty loss in operating expenses. During the nine months ended September 30, 2023, we received and recorded a recovery payment from one of our insurance policies of $400,000 as an offset to this casualty loss.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is mainly attributable to the disposition and impairment of certain assets during the year ended 2022, as well as a decrease in depreciation as certain assets became fully depreciated.

Interest and Other Income, Net. Interest and other income, net for the nine months ended September 30, 2023 primarily comprised of interest income related to our cash accounts, partially offset by interest expense.

Loss from Operations. The decrease in the Company’s loss from operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is mainly attributable to lower operating expenses as addressed above.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2023. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2022 Annual Report.

Liquidity and Capital Resources

As of September 30, 2023, we had $6,766,000 in cash and working capital of $6,297,000. For the nine months ended September 30, 2023, we incurred a net loss of $3,163,000 and used $2,288,000 of net cash in operating activities.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $5,969,000, attributable to net proceeds from an equity financing and net cash proceeds received from the exercise of warrants. The Company expects to use the net proceeds from the Private Placement and the proceeds, if any, from the exercise of outstanding warrants for general corporate purposes and potential strategic alternatives. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the

SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2022 Annual Report, as well as under “Part II. Item 1A. Risk Factors” in our Q1 2023 Quarterly Report on Form 10-Q, for the three months ended March 31, 2023, filed with the SEC on May 10, 2023 (the “Q1 2023 Quarterly Report”). There have been no material changes to these risks during the three months ended September 30, 2023. The risks described in the 2022 Annual Report and the Q1 2023 Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

3.2	First Amendment to Amended and Restated By-Laws, dated October 19, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2023.
4.1	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K, filed with the SEC on January 3, 2023, and incorporated herein by reference).
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

10.6	Waiver, dated as of October 6, 2023, between Oblong, Inc. and certain Investors, filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2023.
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBLONG, INC.

November 14, 2023	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)