Form 10-K
period 2023-12-31
Oblong, Inc.
filed 2024-03-19
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission file number: 001-35376

OBLONG, INC.
(Exact name of registrant as specified in its charter)

Delaware		77-0312442
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

110 16th Street, Suite 1400-1024
Denver, CO		80202
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (213) 683-8863 ext. 5

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $3,002,041.

The number of shares of the Registrant’s common stock outstanding as of March 8, 2024 was 16,684,571.

OBLONG, INC.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed in “Item 1A. Risk Factors” and/or listed below. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: opportunities for and benefits of potential strategic alternatives; our expectations and estimates relating to customer attrition, demand for our product offerings, sales cycles, future revenues, expenses, capital expenditures and cash flows; our ability to develop and launch new product offerings; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; the future exercise of warrants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about employee relations; our beliefs about the ongoing performance and success of our Managed Service business; statements relating to market need and evolution of the industry, our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Oblong’s services; adequacy of our internal controls; and statements regarding our information systems and ability to prevent cybersecurity incidents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•our ability to raise capital in one or more debt and/or equity offerings in order to fund operations or any growth initiatives and our ability to continue as a going concern;
•the impact of the issuance of our Series F Preferred Stock in the March 2023 private placements, conversions of our Series F Preferred Stock and sales of the underlying conversion shares;
•customer acceptance and demand for our video collaboration services and network applications;
•our ability to launch new products and offerings and to sell our solutions;
•our ability to compete effectively in the video collaboration services and network services businesses;
•the ongoing performance of our Managed Services business;
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
•customer renewal and retention rates;
•the continued impact from the aftermath of the coronavirus pandemic on our revenue and results of operations;
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
•Revenue growth and increase in the market share of our current product offerings depends on successful adoption of our Mezzanine™ product offerings with our customers, which requires sufficient sales, marketing and product development funding;
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
•If we do not effectively compose, structure and compensate our sales team to focus on the end customers and activities that will primarily drive our growth strategy, our business will be adversely affected;
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
•The issuance of the securities in the March 2023 private placement significantly diluted the ownership interest of the existing holders of our common stock, and the market price of our common stock has declined significantly as a result of sales of such securities into the public market by the private placement investors and subsequent investors or the perception that such sales may occur;
•Penny stock regulations may impose certain restrictions on the marketability of our securities;
•Future operating results may vary from quarter to quarter, and we may fail to meet the expectations of securities analysts and investors at any given time;
•We might need to raise additional capital by issuing securities or debt, which may cause significant dilution to our stockholders and restrict our operations, and
•We could fail to satisfy the standards to maintain our listing on a stock exchange.

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

Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. As discussed below, sales of our Mezzanine™ products have been adversely affected by commercial response to the COVID-19 pandemic and its aftermath. Like many technology companies in recent months, we will continue to monitor and manage our costs relative to demand with the goal of growing the Company’s revenue in the future. To the extent we believe new investments in product development, marketing, or sales are warranted as a result of changes in market demand, we believe additional capital will be required to fund those efforts and our ongoing operations.

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

Today’s knowledge workers are seeking optimal meeting spaces both in and out of the office that foster creativity, agility, innovation, and engagement. The trend towards ad-hoc and small group meetings has led to the creation of the huddle room concept, where workers can meet in a disruption-free setting. However, it is estimated that a small percentage of these spaces are truly ‘full spectrum’ collaboration enabled. Further, the penetration of stand-alone content sharing applications is significantly less than video penetration in large and huddle-sized meeting rooms. We believe as businesses continue to reopen from the COVID-19 pandemic there will be demand for higher forms of engagement that combines robust video conferencing with enhanced content sharing as users adapt to more flexible workplace alternatives. This combination focuses on allaying customer apprehension with regards to how to cost-effectively pursue an expanded collaboration strategy without replacing their existing investments.

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

Sales and Marketing

We use a variety of marketing, sales, and support activities to generate and cultivate ongoing customer demand for our product offerings and managed services. We have limited sales and marketing resources and we currently have a small sales team. We sell globally through both direct customer sales and channel partners.

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

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s total consolidated revenue. For the years ended December 31, 2023, and 2022, one major customer accounted for approximately 56% and 47% of the Company’s total consolidated revenue, respectively.

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

With respect to our managed services for video collaboration, we primarily compete with managed services companies, videoconferencing equipment resellers and telecommunication providers, including BT Conferencing, AT&T, Verizon, LogMeIn, Yorktel, ConvergeOne, and AVI-SPL. We also compete with companies that offer hosted videoconference bridging solutions, including, Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft, and Polycom, are delivering competitive cloud-based videoconferencing and calling services. With the technology advancements over the past few years, including browser-based and mobile video, the options for video collaboration solutions and services are greater than ever before. With respect to our managed services for network, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon and Telus. Our competitors offer services similar to ours both on a bundled and unbundled basis, creating a highly competitive environment with pressure on pricing of such services. Revenue attributable to our managed services described above has declined in recent years primarily due to loss of customers to competition. We expect this trend to continue in the future for our managed services business.

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

Research and Development

The Company incurred research and development expenses during the years ended December 31, 2023 and 2022 of $0.02 million and $1.7 million, respectively, related to the development of features and enhancements to our Mezzanine™ product offerings. During late 2022, we ceased the majority of R&D activities as a cost savings measure.

Employees

As of December 31, 2023, we had 21 total employees including 17 full-time employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and is comprised of a mix of competitive base salary, bonus and equity compensation awards, as well as other employee benefits. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good. We are committed to diversity and inclusion as well as equitable pay within our workforce. In addition, the health and safety of our employees, customers and communities are of primary concern to us.

Strategy

In recent years, our Company has faced significant challenges, leading to declining revenues for both our Mezzanine™ product offerings and our Managed Services. These setbacks have prompted us to undertake a comprehensive review of our strategic direction with the aim of enhancing shareholder value through various means.

Our exploration of strategic alternatives is diverse, encompassing the consideration of a range of transformative actions. These include the possibility of a business combination, where we might merge with or be acquired by another company; a reverse merger, where a private company merges with us to become public without going through the traditional initial public offering process; or outright sale of the company. Each option is being carefully evaluated to ensure it aligns with our overarching goal of sustainable growth and value creation.

Our strategy for growth is twofold: (i) we aim to grow organically by expanding our market presence and increasing adoption of our products and services, and (ii) we are actively seeking inorganic growth opportunities through strategic partnerships or acquisitions. Specifically, we are interested in early-stage technology companies that are not just innovating but have also developed minimum viable products (MVPs) that have gained some measure of market acceptance. These companies may complement our existing offerings but, could also open new avenues for expansion by tapping into significant market opportunities.

In our quest to find the right partners or acquisition targets, we are particularly focused on ventures that have demonstrated their ability to innovate and capture early-stage interest of their target markets, indicating a clear path to scalability and a substantial market presence.

However, it's important to note that while we are committed to this strategic review process, there is no guaranteed outcome. The process of identifying and executing on the right strategic alternative, whether it be a merger, sale, or business combination, is complex and uncertain. We want our shareholders to understand that, despite our best efforts, there is no assurance that this strategic review will culminate in a definitive transaction involving the Company. Our priority remains clear: to explore every avenue that could potentially enhance the value we deliver to our shareholders and ensure the long-term success of our Company.

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

Risks Related to Our Business

Our Company experienced declines in revenue in recent fiscal years and may continue to experience further revenue decline in future periods. In recent fiscal years, our Company has faced a troubling trend of decreasing revenue, a situation that may not only persist but potentially worsen in the future. Specifically, our Managed Services revenue has suffered due to a significant loss of customers and a decrease in demand for our offerings. This downturn can be attributed to the fiercely competitive landscape of our industry, where we face intense pressure to lower prices to remain competitive.

Similarly, our Mezzanine™ product offerings, designed for use in conventional settings like conference rooms and operational centers, have also experienced a marked decrease in revenue. This decline is largely a consequence of the commercial reactions to the COVID-19 pandemic and its prolonged effects. We believe the pandemic has fundamentally altered the way businesses consider the use of physical office spaces and, consequently, the demand for technologies that enable in-person collaboration within these spaces. Our analysis indicates that the reduced demand for our Mezzanine™ products, particularly in the aftermath of COVID-19, reflects a broader reassessment among our customers regarding the necessity and investment in collaboration solutions tailored for traditional office environments.

Should this trend of reevaluation and reduced demand continue, it poses a significant risk of further revenue decline for our Company. This situation highlights the critical need for our Company to adapt strategically, recognizing the shifting dynamics of workplace configurations and the evolving needs of our customers in the post-pandemic era.

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

Our business activities will require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate as a going concern in the future. The Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 have been prepared assuming that the Company will continue as a going concern. We have experienced declines in revenue in recent fiscal years and we have incurred net losses.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to our major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, and the cost involved in protecting intellectual property rights. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC. We believe additional capital will be required, in the long-term, to fund operations and provide growth capital including potential strategic alternatives and investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

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

We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customer’s changing needs, our operating results may suffer. The markets for our products and services are characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new products and services into existing and emerging markets and to reduce the production costs of existing products. If customers do not purchase and/or renew our offerings, our business could be harmed. The process of developing new technology related to market transitions—such as collaboration, digital transformation, and cloud—is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources to developing new products and services before knowing whether our investments will result in products and services the market will accept. Our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other market transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate new product offerings.

Furthermore, we may not execute successfully on our vision or strategy because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources, such as those that led to us ceasing the majority of research and development activities during late 2022 as a cost savings measure, and significant capital could be required to resume research and development activities. This could result in competitors, some of which may also be our partners, providing those solutions before we do and loss of market share, revenue and earnings. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. The success of new products and services depends on several factors, including proper new product and service definition, component costs, timely completion and introduction of these products and services, differentiation of new products and services from those of our competitors, and market acceptance of these products and services. There can be no assurance that we will successfully identify new product and services opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services or that products, services and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive.

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

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses, asset impairments, and workforce reductions or restructurings. In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers.

We may be unable to realize intended efficiencies and benefits from our ongoing cost-savings initiatives, and which may adversely affect our results of operations, financial condition, or our business. To operate more efficiently and control costs, we have undertaken cost-savings initiatives, which have included a cessation of R&D activities, workforce reductions and other cost reduction initiatives. If we do not successfully manage our current cost-savings activities, our expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted. Furthermore, a disruption to our operations or business may cause employee morale and productivity to suffer and may result in unwanted employee attrition. Such disruptions require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Moreover, we could make changes to, or experience delays in executing, any cost-savings initiatives, any of which could cause further disruption and additional unanticipated expense.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, and results of operations. Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not currently believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act. Although we are exploring strategic alternatives, we intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Any future disposition of assets and business could have material and adverse effect on business, financial conditions, and operations, if not consummated in a timely manner. As part of our corporate strategy, our management considers and evaluates opportunities involving dispositions of assets and business. Such transactions may expose us to unknown or unforeseeable challenges resulting in disruption of business operations, loss of key personnel and ongoing tax benefits treatment, failure to obtain necessary statutory and regulatory approvals, provide ongoing indemnity, and compliance with post-closing obligations, which may affect or prevent us from consummating the transactions, and have a material and adverse effect on our business, financial conditions, and operations.

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

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2023, one major customer accounted for 56% of the Company’s total consolidated revenue. The composition of our significant customers will vary from period-to-period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a failure of a depository institution to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

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

If we do not effectively compose, structure, and compensate our sales force to focus on the end customers and activities that will primarily drive our growth strategy, our business will be adversely affected. As indicated above, our growth is dependent in large part on the success of our sales team and in particular our ability to structure our sales organization and sales compensation in a way that aligns with our growth strategy. As part of our efforts to appropriately structure and compensate our sales team such that their incentives are properly aligned with our growth strategy, we have made changes to our sales processes, sales segmentation and leadership structures for our sales teams and may need to make additional changes in the future. Such changes may take longer than anticipated to successfully implement, and we may not be able to realize the full benefits thereof, which may have a material adverse impact on our sales productivity as well as our business and operational results generally. In particular, as indicated above, our growth continues to be substantially dependent on our ability to increase our sales to large enterprises, particularly when those sales result in large orders for our solutions. Competition for sales employees who have the knowledge and experience necessary to effectively penetrate major enterprise accounts is fierce, and we may not be successful in hiring such employees, or hiring them on the timelines we anticipate, which will negatively impact our ability to target and penetrate major enterprise accounts. In addition, we anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our sales managers to become fully productive. In addition, as our organization continues to focus on major accounts and large deals, the productivity of our traditional sales teams may be impacted.

Our ability to sell our solutions is dependent in part on ease of use and the quality of our technical support, and any failure to offer high-quality technical support would harm our business, operating results, and financial condition. Once our solutions are deployed, our end customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions, or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain personnel who are not only qualified to support our solutions, but also well versed in some of the primary applications and hypervisors that our end customers run on our solutions. Furthermore, in the event we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. In addition, in the event we expand our product portfolio to include additional solutions our ability to provide high-quality support will become more difficult and will involve more complexity. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation and brand, adversely affect our ability to sell our solutions to existing and prospective end customers, and could harm our business, operating results, and financial condition.

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

A significant portion of our sales are through distribution channels including both system integrators and channel partners (collectively the “Service Providers”) which have been difficult to project and, particularly volatile during the pandemic. Weakness in orders from our distribution channels may harm our operating results and financial condition. Sales to the Service Providers have been characterized by large and sporadic purchases, in addition to longer sales cycles. Product orders by the Service Providers decreased during 2022 and 2023 and at various times in the past we have experienced significant weakness in product orders from Service Providers. Product orders from the Service Providers could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our Service Providers’ customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the Service Providers’ market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past and could affect our business and operating results in any future period. Finally, our Service Providers’ customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with Service Providers.

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

Failure to retain and recruit key personnel would harm our ability to meet key objectives. We have attracted a highly skilled management team and specialized workforce. Our future success is dependent in part on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for these personnel is intense. Our inability to hire qualified personnel on a timely basis, or the departure of key employees (including Peter Holst, the Company’s President and CEO) without a suitable replacement could materially and adversely affect our business development and therefore, our business, prospects, results of operations and financial condition. Stock incentive plans are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility or lack of positive performance in our stock price or equity incentive awards, or changes to our overall compensation program, including our stock incentive program, resulting from the management of share dilution and share-based compensation expense or otherwise, may also adversely affect our ability to retain key employees. As a result of one or more of these factors, we may increase our hiring in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel; the inability to retain and attract qualified personnel in the future; or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

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

A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We have experienced longer than normal lead times in the past 12 months. In addition, vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future or if we are unsuccessful in our mitigation efforts, they could have a material adverse effect on our business, results of operations, and financial condition.

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
•Reduce the utilization of, and the timing of utilization, of the federal and state net operating loss carryforwards;
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

The terms of the Series F Preferred Stock could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests. The Certificate of Designations for the Series F Preferred Stock contains a number of affirmative and negative covenants regarding matters such as the payment of dividends, maintenance of our properties and assets, transactions with affiliates, and our ability to issue other indebtedness. No assurances can be given that we will be able to comply with the financial or other covenants contained in the Certificate of Designations. If we are unable to comply with certain terms in the Certificate of Designations:

• dividends will accrue on the Series F Preferred Stock at 20% per annum;
• the holders of the Series F Preferred Stock could foreclose against our assets; and/or
• we could be forced into bankruptcy or liquidation.

Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants. The financial covenants could limit our ability to make needed expenditures or otherwise conduct necessary or desirable business activities.

Risks Related to Cybersecurity and Regulations

Cyber-attacks, data incidents, malware, or an intrusion into our physical security systems may disrupt our business operations, result in the loss of critical and confidential information, harm our operating results and financial condition, and damage our reputation; and cyber-attacks or data incidents on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business. In the ordinary course of providing video communications services, we transmit sensitive and proprietary information of our customers. We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our operations. We have undertaken measures to protect the safety and security of our inventory and our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security measures. Despite our implementation of security measures, there can be no assurance our safety and security measures will detect and prevent security incidents in a timely manner or otherwise prevent damage or interruption of our systems and operations or inventory theft. The products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to improper functioning, cyber-attacks, data incidents, malware, and similar disruptions from unauthorized access or tampering by malicious actors or inadvertent error. Any such event could compromise our products, services and networks or those of our customers, and the proprietary information stored on our systems or those of our customers could be improperly accessed, processed, disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, give rise to legal/regulatory action, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. A security incident at any one of our physical facilities, such as that which occurred during 2022, could result in a significant loss of inventory, or increase expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on our business, financial condition, and results of operations. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Cybersecurity incidents in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the incident is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation, or otherwise harm our business.

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

We may not be able to protect the rights to, or enforce, our intellectual property. We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. We have been issued numerous patents, other patent applications are currently pending, and some of our intellectual property is not covered by any patent. If we further develop our services and related intellectual property, we expect to seek additional patent protection. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure that any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; any of our pending or future patent applications will be issued with the breadth of claim coverage sought by it, if issued at all; or any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims. Furthermore, many key aspects of networking technology are governed by industry-wide standards, which are usable by all market entrants, and there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Additionally, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patent or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create innovative products that have enabled us to be successful.

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

Risks to Owning Our Common Stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses. Historically, our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, and security of our products or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future. The market price for our common stock may be influenced by many factors, including the following:

•conversions of Series F Preferred Stock into common stock and the subsequent sales of common stock;
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
•trading volume of our common stock;
•conversions of Series F Preferred Stock into common stock and the subsequent sales of common stock;
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

Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future. The sale into the public market of a significant number of shares of common stock by our existing shareholders, or the resale into the public market of shares issued in prior or future financings, could depress the trading price of our common stock and make it more difficult for us or our stockholders to sell equity securities in the future. Such transactions may include, but are not limited to (i) conversions of Series F Preferred Stock into common stock and the subsequent sales of such common stock, (ii) any future issuances by us of additional shares of our common stock or of other securities that are convertible or exchangeable for shares of common stock; and (iii) the resale of any previously issued but restricted shares of our common stock that become freely available for re- sale, whether through an effective registration statement or under Rule 144 of the Securities Act.
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

The issuance of the securities in the March 2023 private placement significantly diluted the ownership interest of the existing holders of our common stock, and the market price of our common stock has declined significantly as a result of sales of such securities into the public market by the private placement investors and subsequent investors or the perception that such sales may occur. Our existing holders of common stock have been significantly diluted by the issuance of the securities in the March 31, 2023 private placement. Our public float was significantly increased and the market price of our common stock has declined significantly as a result of subsequent sales of the shares of common stock obtained from conversions of Series F Preferred Stock issued in the private placement.

In addition, the exercise price or conversion price of these securities may be at prices below the current and/or then trading prices of shares of our common stock or at prices below the price at which our existing shareholders purchased our common stock. The private placement investors may potentially make a significant profit with the resale of the securities depending on the trading price of our securities at the time of a sale and the purchase price of such securities by them. While the private placement investors may experience a positive rate of return based on the trading price of our securities, the existing holders of our common stock may not experience a similar rate of return on the shares of common stock they purchased due to differences in the applicable purchase price and trading price.

We might need to raise additional capital by issuing securities or debt, which may cause significant dilution to our stockholders and restrict our operations. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC. However, we believe additional capital will be required in the long-term, to fund operations and provide growth capital including potential strategic alternatives and investments in technology, product development, and sales and marketing. Additional financing may not be available when we need it or may not be available on favorable terms. To the extent that we raise additional capital by issuing equity securities, the terms of such an issuance may cause more significant dilution to our stockholders’ ownership, and the terms of any new equity securities may have preferences over the combined organization’s common stock. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem stock or make investments.

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

We could fail to satisfy the standards to maintain our listing on a stock exchange. Our Common Stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. Previously, on September 21, 2023, we received a letter from the listing qualifications staff of Nasdaq providing notification that the bid price for our Common Stock had closed below $1.00 per share for the previous 30 consecutive business days and our Common Stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, until March 19, 2024, in which to regain compliance. To regain compliance, the closing bid price of our Common Stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days at any time before the expiration of the initial compliance period.

In the event that we are unable to regain compliance with Rule 5550(a)(2) during the initial compliance period, Nasdaq rules provide that we may be eligible for an additional 180 calendar day compliance period. To qualify, we need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. The Company believes that we will receive the extension, though there can be no assurances.

In the event that we are unable to establish compliance, or again become non-compliant, with Rule 5550(a)(2) or other continued listing requirements of Nasdaq and cannot re-establish compliance within the required timeframe, our Common Stock could be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our financial condition and which may cause the value of our Common Stock to decline. If our Common Stock is not eligible for listing or quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our Common Stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with Listing Rule 5810(c)(3)(A), Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain our listing, even if we regain compliance with Listing Rule 5810(c)(3)(A) as a result of any reverse stock split. In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet Listing Rule 5810(c)(3)(A) after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company will not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination.

Our authorized reverse stock split may decrease the liquidity of the shares of our Common Stock. On December 4, 2023, the Company’s stockholders approved a proposal to amend Article FOURTH of the Company’s certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock by a ratio ranging from 1-for-10 to 1-for-45. Our Board of Directors now has the authority to determine whether to implement a reverse stock split and to select the reverse stock split ratio from the range approved by the Company’s stockholders. The Board expects to authorize the consummation of the reverse stock split only if and to the extent necessary to meet the listing requirements of the Nasdaq Capital Market. The liquidity of the shares of our Common Stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock splits. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have a multilayered framework for detecting, and responding to reasonably foreseeable cybersecurity risks and threats. To protect our information technology (“IT”), systems from cybersecurity threats, we use various tools that help prevent, detect, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. In the event of a material change to our systems or operations, we would assess the internal and external threats to the security, confidentiality, integrity, and availability of our data and systems, along with other material risks to our operations. We leverage technical safeguards intended to protect the Company’s information systems from cybersecurity threats, including firewalls, threat monitoring, intrusion prevention and detection systems, anti-malware, access controls, privilege management, network segmentation, asset and end point management, and ongoing system security assessments. We oversee third-party service providers by conducting vendor diligence and reviews on a regular basis. We monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular network scans, system audits, and assessing intelligence feeds. The results of these assessments are used to improve our security posture through remediation efforts.

We have developed an incident management process designed to coordinate the activities to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate any reputational damage.

Our business strategy, results of operations, and financial condition have not been materially affected as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity-related risks, see “Item 1A, Risk Factors” in this Annual Report.

Governance

Oblong’s IT team is responsible for assessing and managing cybersecurity risks and has a depth of experience focused on increasing the organization's resilience to security threats and stays current on new developments through monitoring of the cybersecurity landscape. Oblong’s IT environment is monitored for potential security threats and security events are investigated and acted on to minimize potential risk to the environment.

Oblong’s Audit Committee engages in oversight of Oblong's cybersecurity risks and receives regular updates from management on technology and security updates and Oblong’s assessment of cybersecurity threats and mitigation plans. The Audit Committee oversees the processes over internal controls and financial reporting that includes controls and procedures that are designed to ensure that significant cybersecurity incidents are communicated to both senior management and the Audit Committee. In the event of a material cybersecurity incident affecting our IT systems or data management, the Audit Committee would promptly work to formulate a mitigation plan and review compliance with such plan, as well as to ensure compliance with any external regulatory or disclosure requirements, including any disclosures of material cybersecurity incidents.

Item 2. Properties

As of December 31, 2023, we leased a facility in City of Industry, California, providing warehouse space. This lease expired in February 2024. During 2023, and through the date of this filing, we exited the City of Industry, CA lease as well as leases in Austin, TX and Los Angeles, CA. We are currently in the process of securing a warehouse facility in, or around, Denver, CO. During the interim, our inventory is being stored in a secured third party location. With the exception of warehouse space described above, we currently operate out of remote employment sites with a remote office located at 110 16th Street, Suite 1400-1024, Denver, CO 80202. For additional information regarding our obligations under leases, see Note 8 - Operating Lease Liabilities and Right-of-Use Assets to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.

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

On March 8, 2024, the closing sale price of our common stock was $0.16 per share as reported on the Nasdaq Capital Market, and 16,684,571 shares of our common stock were issued and outstanding. As of March 8, 2024, there were 147 holders of record of our common stock. Equiniti is the transfer agent and registrar of our common stock.

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

Recent Sales of Unregistered Securities

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2023 and 2022, and the related notes attached thereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. As discussed below, sales of our Mezzanine product have been adversely affected by commercial response to the COVID-19 pandemic and its aftermath. Like many technology companies in recent months, we will continue to monitor and manage our costs relative to demand with the goal of growing the Company’s revenue in the future. To the extent we believe new investments in product development, marketing, or sales are warranted as a result of changes in market demand, we believe additional capital will be required to fund those efforts and our ongoing operations.

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

Results of Operations

Year Ended December 31, 2023 (“2023”) versus Year Ended December 31, 2022 (“2022”)

Segment Reporting

The Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services,” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions.

Certain information concerning the Company’s segments for the years ended December 31, 2023 and 2022, is presented in the following table (in thousands):

	Year Ended December 31, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$2,518	$1,292	$—	$3,810
Cost of revenues	1,671	1,228	—	2,899
Gross profit	$847	$64	$—	$911
Gross profit %	34%	5%	—%	24%

Allocated operating expenses	$3	$481	$—	$484
Unallocated operating expenses	—	—	4,922	4,922
Total operating expenses	$3	$481	$4,922	$5,406

Income (loss) from operations	$844	$(417)	$(4,922)	$(4,495)
Interest and other income, net	—	—	(138)	(138)
Income (loss) before income taxes	$844	$(417)	$(4,784)	$(4,357)
Income tax expense	$11	$16	$—	$27
Net income (loss)	$833	$(433)	$(4,784)	$(4,384)

	Year Ended December 31, 2023
Total assets	$367	$568	$5,990	$6,925

	Year Ended December 31, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$3,348	$2,128	$—	$5,476
Cost of revenues	2,273	1,657	—	3,930
Gross profit	$1,075	$471	$—	$1,546
Gross profit %	32%	22%	—%	28%

Allocated operating expenses	$19	$18,355	$—	$18,374
Unallocated operating expenses	—	—	5,160	5,160
Total operating expenses	$19	$18,355	$5,160	$23,534

Income (loss) from operations	$1,056	$(17,884)	$(5,160)	$(21,988)
Interest and other (income) expense, net	12	(52)	—	(40)
Income (loss) before income taxes	$1,044	$(17,832)	$(5,160)	$(21,948)
Income tax benefit	$(4)	$(3)		$(7)
Net income (loss)	$1,048	$(17,829)	$(5,160)	$(21,941)

	Year Ended December 31, 2022
Total assets	$752	$1,824	$3,085	$5,661

Unallocated operating expenses in Corporate include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets consist of unrestricted cash.

Revenue. Total revenue decreased 30.4% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below (in thousands):

	Year Ended December 31,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$183	5%	$334	6%
Network services	2,301	60%	2,954	54%
Professional and other services	34	1%	60	1%
Total Managed Services revenue	$2,518	66%	$3,348	61%

Revenue: Collaboration Products
Visual collaboration product offerings	$1,291	34%	$2,114	39%
Licensing	1	—%	$14	—%
Total Collaboration Products revenue	$1,292	34%	$2,128	39%
Total consolidated revenue	$3,810	100%	$5,476	100%

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

Collaboration Products

•Customers generally use our Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. The year over year decrease in revenue for our Collaboration Products business is due to lower demand, largely a consequence of the work-place reactions to the COVID-19 pandemic and its prolonged effects. We believe the pandemic has fundamentally altered the way businesses consider the use of physical office spaces and, consequently, the demand for technologies that enable in-person collaboration within these spaces. Our analysis indicates that the reduced demand for our Mezzanine™ products, particularly in the aftermath of COVID-19, reflects a broader reassessment among our customers regarding the necessity and investment in collaboration solutions tailored for traditional office environments.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization and casualty (gain)/loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Year Ended December 31,
	2023	2022
Cost of Revenue
Managed Services	$1,671	$2,273
Collaboration Products	1,228	1,657
Total cost of revenue	$2,899	$3,930

The year over year decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period. The Company’s gross profit as a percentage of revenue was 24% in 2023 compared to 28% in 2022. This decrease in gross profit was primarily due to the decline in gross profit percentage for our Collaboration Products segment. The gross profit as a percentage of revenue for our Collaboration Products segment was 5% in 2023 compared to 22% in 2022. This decrease was mainly attributable to an increase in our inventory obsolescence reserve as a percentage of sales in 2023 vs. 2022.

Operating expenses are presented in the following table (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Operating expenses (gains):
Research and development	$20	$1,699	$(1,679)	(99)%
Sales and marketing	309	1,431	(1,122)	(78)%
General and administrative	4,870	5,278	(408)	(8)%
Impairment charges	262	12,740	(12,478)	(98)%
Casualty (gain) loss, net	(400)	483	(883)	100%
Depreciation and amortization	345	1,903	(1,558)	(82)%
Total operating expenses	$5,406	$23,534	$(18,128)	(77)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The year over year decrease in research and development expenses for 2023 compared to 2022 is primarily attributable to the ceasing of the majority of R&D activities during late 2022, which resulted in lower personnel costs due to reduced headcount and a reduction in consulting and outsourced labor costs between these periods.

Sales and Marketing. The year over year decrease in sales and marketing expenses for 2023 compared to 2022 is primarily attributable to lower personnel costs due to reduced headcount and reduced marketing expenses year over year.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance and accounting, human resources and information technology. The year over year decrease in general and administrative expenses in 2023 compared to 2022 is mainly attributable to decreases of $344,000 in software license expense, and a $170,000 reduction to bad debt expense.

Impairment Charges. The impairment charges in 2023 are primarily attributable to impairment charges of $259,000 related to intangible assets. The impairment charges in 2022 are attributable to impairment charges of $7,367,000 related to goodwill, impairment charges of $5,133,000 related to intangible assets, impairment charges of $59,000 related to property and equipment, and impairment charges of $179,000 related to right-of-use assets associated with two of our Los Angeles, CA leases.

Casualty Loss (Gain), net. In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California. During 2022 and 2023, we received recovery payments from our insurance policies of $50,000 and $400,000, respectively, resulting in a net casualty loss of $483,000 in 2022 and a casualty gain of $400,000 in 2023. We do not expect any further recovery of the loss.

Depreciation and Amortization. The year over year decrease in depreciation and amortization expenses in 2023 compared to 2022 is attributable to the disposition and impairment of certain assets during 2022 and 2023.

Loss from Operations. The year over year decrease in the Company’s loss from operations is mainly attributable to the reduction in impairment charges and other operating expenses as addressed above.

Interest and Other Income, Net. Interest and other income, net in 2023 and 2022 was primarily comprised of interest income related to our cash accounts, partially offset by interest expense.

Income Tax Benefit. We recorded income tax expense of $27,000 in 2023 and income tax benefit of $7,000 in 2022 (see Note 15 - Income Taxes to our Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2023, we had $5,990,000 of cash and cash equivalents, and $5,498,000 of working capital. For the years ended December 31, 2023 and 2022, we incurred net losses of $4,384,000 and $21,941,000, respectively, and net cash used in operating activities was $2,993,000 and $5,934,000, respectively.

Net cash provided by investing activities for 2022 was $19,000, primarily related to the sale of property and equipment. There was no cash flow activity related to investing activities for 2023.

Net cash provided by financing activities for 2023 was attributable to a private placement resulting in net proceeds of $5,364,000 and warrant exercises resulting in net proceeds of $534,000 (see Note 9 - Capital Stock and Note 10 - Preferred Stock to our Consolidated Financial Statements). There was no cash flow related to financing activities for 2022.

Future Capital Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC. We believe additional capital will be required, in the long-term, to fund operations and provide growth capital including potential strategic alternatives and investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

See Note 14 - Commitments and Contingencies to our Consolidated Financial Statements for discussion regarding certain additional factors that could impact the Company’s liquidity in the future.

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
The Company’s managed videoconferencing services are offered to our customers on either a usage basis or on a subscription basis. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. The costs associated with obtaining a customer contract are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. There was no deferred revenue related to Managed Services as of December 31, 2023. During the year ended December 31, 2023, the Company recorded $1,000 of revenue that was included in deferred revenue as of December 31, 2022. During the year ended December 31, 2022, the Company recorded $7,000 of revenue that was included in deferred revenue as of December 31, 2021.
The Company’s visual collaboration products are composed of hardware and embedded software sold as a complete package, and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of installation, which also triggers the beginning of recognition of revenue for maintenance services which range from one to three years. Revenue is recognized over time for maintenance services. Licensing agreements are for the Company’s core technology platform, g-speak, and are generally one year in length. Revenue for these services is recognized ratably over the service period. Deferred revenue, as of December 31, 2023, totaled $158,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2023, the Company recorded $435,000 of revenue that was included in deferred revenue as of December 31, 2022. During the year ended December 31, 2022, the Company recorded $776,000 of revenue that was included in deferred revenue as of December 31, 2021.

Revenue recorded over time for the years ended December 31, 2023 and 2022 was $516,000 and $970,000, respectively. Revenue recorded at a period in time for the years ended December 31, 2023 and 2022 was $3,294,000 and $4,506,000, respectively.

Long-Lived Assets and Intangible Assets

Intangible Assets

Intangible assets are accounted for in accordance with ASC Topic 350 “Intangibles - Goodwill and Other” (“ASC Topic 350”), and intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which initially ranged from five to twelve years. Intangible assets, net of accumulated amortization totaled zero and $604,000 as of December 31, 2023 and 2022, respectively.

Operating Lease Right-of-use-assets

Right-of-use Assets are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”), and are amortized using a straight-line method over the estimated life of the lease. Right-of-use assets, net totaled $17,000 and $142,000, as of December 31, 2023 and 2022, respectively.

During 2022 and 2023, the Company leased facilities for office space and a warehouse under non-cancellable operating leases for its U.S. locations, and accounts for these leases in accordance with ASC-842. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Since our lease arrangements do not provide an implicit rate, we use our estimated incremental borrowing rate for the expected remaining lease term at commencement date in determining the present value of future lease payments.

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

During the year ended December 31, 2023, we considered the declines in revenue for the Collaboration Products reporting segment and the decline in the Company’s market capitalization to be triggering events for an impairment test of our long-lived and intangible assets for this reporting unit. Based on the corresponding recoverability tests of the asset group for this reporting unit, it was determined that the carrying value exceeded the gross cash flows of the asset group. The recoverability tests consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts, and involves significant judgements and assumptions, related primarily to the future revenue and profitability of the assets.

During the year ended December 31, 2022, the Company recorded impairment charges of $61,000 on property and equipment assets.

For the year ended December 31, 2023, the Company recorded impairment charges of $259,000 on purchased intangible assets. See Note 6 - Intangible Assets and Goodwill for further discussion. The Company recorded impairment Charges of $5,133,000 to purchased intangible assets for the year ended December 31, 2022.

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

During the year ended December 31, 2022, we recorded impairment charges of $7,367,000 against goodwill, reducing the goodwill on our Consolidated Balance Sheets to zero.

Right-of-use assets are tested for impairment using guidance from ASC Topic 360. For the year ended December 31, 2023, did not record any impairment charges on right-of-use-assets. The Company recorded aggregate impairment charges of $179,000 on two right-of-use assets for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we had no off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Our Board of Directors met and/or acted by written consent ten times during the year ended December 31, 2023. During this period, each director attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he/she was a director and (ii) the total number of meetings of committees of the Board of Directors on which he served, held during the period for which he/she served. The Company does not have a policy with regard to directors’ attendance at our annual meetings of stockholders.

The following table sets forth information with respect to our Board of Directors as of the date of this Report.

Name	Age	Position with Company
Jason Adelman (1)(2)(3)	54	Director
Jonathan Schechter(1)(2)(3)(4)	49	Director, Chairman of the Compensation Committee
Peter Holst	55	Director, Chairman of the Board, President and Chief Executive Officer
Robert Weinstein (1)(3)(4)	63	Director, Chairman of the Audit Committee
Deborah Meredith (2)(3)	64	Director, Chairman of the Nominating Committee
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee
(4) Appointed pursuant to that certain Securities Purchase Agreement, dated March 30,2023, by and among the Company and the investors named therein.

Biographies for Board of Directors

Jason Adelman, Director. Mr. Adelman joined our Board of Directors in July 2019. Mr. Adelman is the Founder and Managing Member of Burnham Hill Capital Group, LLC, a privately held financial advisory firm, and serves as Managing Member of Cipher Capital Partners LLC, a private investment fund. Mr. Adelman also serves as a member of the board of directors of Trio-Tech International (Nasdaq Capital Market: TRT). Prior to founding Burnham Hill Capital Group, LLC in 2003, Mr. Adelman served as Managing Director of Investment Banking at H.C. Wainwright and Co., Inc. Mr. Adelman graduated from the University of Pennsylvania with a B.A. in Economics, cum laude, and from Cornell Law School with a J.D.

In considering Mr. Adelman as a director of the Company, the Board reviewed, among other qualifications, his experience and expertise in finance, accounting, banking and management. Based on his experience with Burnham Hill Capital Group LLC, Cipher Capital Partners LLC, and H. C. Wainwright & Co. Mr. Adelman qualifies as an "audit committee financial expert" under the applicable SEC rules and accordingly contributes to the Board of Directors his understanding of generally accepted accounting principles and his skills in auditing, as well as in analyzing and evaluating financial statements.

Jonathan Schechter, Director. Mr. Schechter joined our Board of Directors in May 2023. Mr. Schechter currently serves as a partner of The Special Equities Group, a division of Dawson James Securities, Inc., a full-service investment bank specializing in healthcare, biotechnology, technology, and clean-tech sectors, since April 2021. Mr. Schechter is one of the founding partners of The Special Equities Opportunity Fund, a long-only fund that makes direct investments in micro-cap companies and has served in this capacity since August 2019. He currently serves on the board of directors of Synaptogenix, Inc., a clinical-stage biopharmaceutical company (Nasdaq: SNPX), and previously served as a director of DropCar, Inc. Mr. Schechter also serves as a member of the Board of Directors of PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a biotechnology company developing pharmaceutical products. He has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter earned his A.B. in Public Policy/Political Science from Duke University and his J.D. from Fordham University School of Law.

In considering Mr. Schechter as a director of the Company, the Board reviewed, among other qualifications, his experience and expertise in finance and banking. Based on his experience with The Special Equities Group, Mr. Schechter qualifies as an “audit committee financial expert” under the applicable SEC rules and accordingly contributes to the Board of Directors his understanding of capital markets, as well as in analyzing and evaluating financial statements.

Peter Holst, Chairman, President and Chief Executive Officer. Prior to being named President and CEO in January 2013, Mr. Holst served as the Company’s Senior Vice President for Business Development since October 1, 2012. Mr. Holst has served as a director of the Company since January 2013 and served as Chairman of the Board from July 2019 to December 15, 2021. Mr. Holst has currently served as Chairman of the Board since May 28, 2023. Mr. Holst has more than 28 years of experience in the collaboration industry. Prior to joining the Company, Mr. Holst served as the Chief Executive Officer of Affinity VideoNet, Inc., and as the President and Chief Operating Officer of Raindance Communications. Mr. Holst holds a degree in Business Administration from the University of Ottawa.

In considering Mr. Holst as a director of the Company, the Board reviewed his extensive knowledge and expertise in the communication services industry, and the leadership he has shown in his positions with prior companies.

Robert Weinstein, Director. Mr. Weinstein joined our Board of Directors in May 2023. Mr. Weinstein is currently the Chief Financial Officer of Synaptogenix, Inc., a publicly traded biotechnology company pursuing pharmaceutical treatments for neurological diseases (Nasdaq: SNPX) following its spin-off from Neurotrope, Inc. where he was Chief Financial Officer since October 2013. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc., (Nasdaq: PTPI) which is the surviving company from the merger of Metuchen Pharmaceuticals, Inc., a specialty pharmaceutical company focused on men’s health, and Neurotrope, Inc. He has extensive accounting and finance experience, spanning almost 40 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has also been an independent accounting and finance consultant for several healthcare companies in the pharmaceutical and biotechnology industries. Mr. Weinstein also serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Group, Inc.) (Nasdaq: XWEL), a health and wellness company whose core asset, XpresSpa, is a leading airport retailer of spa services, related health and wellness products and bio-surveillance on behalf of the US Center for Disease Control (CDC), and PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a biotechnology company developing pharmaceutical products. Mr. Weinstein received an MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

In considering Mr. Weinstein as a director of the Company, the Board reviewed his extensive expertise and knowledge regarding finance and accounting matters, as well as compensation, risk assessment and corporate governance. Mr. Weinstein qualifies as an “audit committee financial expert” under the applicable SEC rules and accordingly contributes to the Board of Directors his understanding of generally accepted accounting principles and his skills in auditing, as well as in analyzing and evaluating financial statements.

Deborah Meredith, Director. Ms. Meredith joined our Board of Directors in August 2021. Ms. Meredith currently serves as a board member, advisor and consultant to several high-tech companies with extensive experience in strategic roles with privately-held start-up companies such as Proofpoint, Aviatrix, Qventus, Alation and Kinsa Health. Ms. Meredith has more than three decades of experience working hands-on with company founders to assemble world-class teams, architect software products and establish a roadmap for operational success. Ms. Meredith earned a master's degree in computer science from Stanford University and an undergraduate degree in both computer science and mathematics from the University of Michigan.

In considering Ms. Meredith as a director of the Company, the Board reviewed her experience and expertise in the technology industry and the leadership she has shown in her positions with prior companies.

Director Independence

Our Board of Directors has determined that each of our current directors, other than Mr. Holst, qualifies as “independent” in accordance with the rules of the Nasdaq Capital Market (“Nasdaq”). Because Mr. Holst is an employee of the Company, he does not qualify as independent.

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

Audit Committee

The audit committee currently consists of Robert Weinstein (chair), Jason Adelman, and Jonathan Schechter. Our Board of Directors has determined that all members of the audit committee are “independent” within the meaning of the corporate governance of Nasdaq Capital Market and the SEC rules governing audit committees and “financially literate” for purposes of applicable Nasdaq Capital Market listing standards. In addition, our Board of Directors has determined that each of Messrs. Weinstein, Adelman, and Schechter has the accounting and related financial management expertise to satisfy the requirements of an “audit committee financial expert,” as determined pursuant to the rules and regulations of the SEC. The audit committee consults and meets with our independent registered public accounting firm, Chief Financial Officer and accounting personnel, reviews potential conflict of interest situations where appropriate, and reports and makes recommendations to the full Board of Directors regarding such matters. The audit committee met four times during the year ended December 31, 2023.

Compensation Committee

Our compensation committee currently consists of Jonathan Schechter (chair), Jason Adelman, and Deborah Meredith. Each member of the compensation committee meets the applicable independence requirements of The Nasdaq Capital Market. The compensation committee met and/or acted by written consent two times during the year ended December 31, 2023.

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

Nominating Committee

Our nominating committee currently consists of Deborah Meredith (chair), Jason Adelman, Jonathan Schechter, and Robert Weinstein. Each member of the nominating committee meets the independence requirements of the Nasdaq Capital Market. The nominating committee is responsible for assessing the performance of our Board of Directors and making recommendations to our Board regarding nominees for the Board. The nominating committee met and/or acted by written consent two times during the year ended December 31, 2023.

The nominating committee considers qualified candidates to serve as a member of our Board of Directors that are suggested by our stockholders. Nominees recommended by stockholders will be given appropriate consideration and evaluated in the same manner as other nominees. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 110 16th Street, Suite 1400-1024, Denver, CO 80202. Stockholder submissions that are received in accordance with our by-laws and that meet the criteria outlined in the nominating committee charter are forwarded to the members of the nominating committee for review. Stockholder submissions must include the following information:

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

Contacting the Board of Directors

Any stockholder who desires to contact our Board of Directors, committees of the Board of Directors and individual directors may do so by writing to: Oblong, Inc., 110 16th Street, Suite 1400-1024, Denver, CO 80202, Attention: David Clark, Corporate Secretary. Mr. Clark will direct such communication to the appropriate persons.

Board Leadership Structure and Role in Risk Oversight

Mr. Holst has served as the Chairman of the Company's Board of Directors since May 2023, when Mr. Blumberg resigned from the Board of Directors. Mr. Holst has served as the Company’s President and Chief Executive Officer since January 2013 and served as the Chairman of the Company’s Board of Directors from July 2019 up until our 2021 annual meeting of stockholders (December 16, 2021).

To ensure a strong and independent Board, as discussed herein, the Board has affirmatively determined that all directors of the Company, other than Mr. Holst, are independent within the meaning of the Nasdaq Capital Market listing standards currently in effect. Our Corporate Governance Guidelines provide that non-management directors shall meet in regular executive session without management present.

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

We have adopted a code of conduct and ethics, as amended effective October 12, 2015, that applies to all of our employees, directors and officers, including our Chief Executive Officer, Chief Financial Officer and our finance team. The full text of our code of conduct and ethics (as amended) is posted on our website at www.oblong.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 110 16th Street, Suite 1400 - 1024, Denver, CO 80202. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the national securities exchange on which the Company trades.

Biographies for Executive Officers

Peter Holst, President and Chief Executive Officer (CEO). See “Biographies for Board of Directors” above for Mr. Holst’s biography.

David Clark, Chief Financial Officer. Mr. Clark, 55, joined the Company in March 2013 as Chief Financial Officer (“CFO”). Mr. Clark has more than 30 years of experience in finance and accounting. Prior to joining the Company, Mr. Clark served as Vice President of Finance, Treasurer and acting CFO for Allos Therapeutics, a publicly traded biopharmaceutical company, and as CFO of Seurat Company (formerly XOR, Inc.), an e-commerce managed services company. Mr. Clark started his career with seven years in the audit practice of PricewaterhouseCoopers LLP. Mr. Clark is an active Certified Public Accountant and received a Master of Accountancy and a B.S. in Accounting from the University of Denver.

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

The following table represents compensation for the Company’s non-employee directors during the year ended December 31, 2023. All compensation for Peter Holst, the Company’s President and CEO, during the year ended December 31, 2023 is included in the Summary Compensation Table under “Executive Compensation” below.

Name	Cash Fees Earned ($)	Stock Awards($)	Total($)
Jason Adelman	32,000	95,000	127,000
Matthew Blumberg	19,000	95,000	114,000
James S. Lusk	15,000	95,000	110,000
Deborah Meredith	26,000	95,000	121,000
Jonathan Schechter	17,000	None	17,000
Robert Weinstein	17,000	None	17,000

No equity awards were outstanding, as of December 31, 2023, for any director.

Executive Compensation

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2023 and 2022, the compensation awarded to, paid to, or earned by: Peter Holst, Chairman, President and CEO; David Clark, CFO, Treasurer and Secretary. No other executive officer earned more than $100,000 during the year ended December 31, 2023 or 2022, so the Company only has two named executive officers for these periods.

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Peter Holst	2023	295,000	394,000	—	10,000	(1)	699,000
Director, President and CEO	2022	295,000	147,000	—	9,000	(1)	451,000

David Clark	2023	260,000	173,000	—	10,000	(1)	443,000
CFO, Treasurer and Secretary	2022	260,000	65,000	—	8,000	(1)	333,000

(1) Represents matching contributions under the Company’s 401(k) Plan for Mr. Holst of $10,000 for 2023 and $9,000 for 2022; for Mr. Clark of $10,000 for 2023 and $8,000 for 2022.

Outstanding Equity Awards at 2023 Fiscal Year-End

No equity awards were outstanding for our named executive officers at December 31, 2023.

401(k) Plan

The Company maintains a tax-qualified 401(k) plan on behalf of its eligible employees, including its named executive officers. Pursuant to the terms of the plan, for fiscal years 2023 and 2022, eligible employees may defer up to 80% of their salary each year, and the Company matched 50% of an employee’s contributions on the first 6% of the employee’s salary. This matching contribution vests over four years.

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

Potential Payments to Named Executive Officers upon Termination or Change-in-Control

No named executive officer holds outstanding equity incentive awards, and no named executive officer is entitled to accelerated vesting in connection with a termination for cause. In accordance with the terms of the Company’s 2019 Equity Incentive Plan, the Company is given authority to accelerate the timing of the exercise/vesting provisions of awards under such plan in the event of certain change in control or other corporate transactions.

See “Agreements with Named Executive Officers” above for a discussion of certain payments the Company could be required to make upon the termination of a Named Executive Officer.

Pay Versus Performance

In August 2022, the SEC adopted final rules to require companies to disclose information about the relationship between executive compensation actually paid and certain financial performance of the company. The information below is provided pursuant to Item 402(v) of SEC Regulation S-K with respect to "smaller reporting companies" as that term is defined in Item 10(f)(1) of SEC Regulation S-K.

(a) Year	(b) Summary Comp Table Total for PEO ($)(1)	(c) Comp. Actually Paid to PEO ($)(2)	(d) Average Summary Comp. Table for Non-PEO NEOs ($)(3)	(e) Average Comp. Actually Paid to Non-PEO NEOs ($)(4)	(f) Value of Initial Fixed $100 Investment Based On Total Shareholder Return ($)(5)	(g) Net Income ($)(6)
2021	$455,000	$455,000	$464,000	$353,000	$20.04	$(9,755,000)
2022	$451,000	$451,000	$210,000	$135,000	$2.29	$(21,941,000)
2023	$699,000	$699,000	$443,000	$443,000	$0.26	$(4,384,000)

(1)    The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Holst (Chief Executive Officer) for each corresponding year in the "Total" column of the Summary Compensation Table. See "Executive Compensation - Summary Compensation Table.
(2)    The dollar amounts reported in column (c) represent the amount of "compensation actually paid" to Mr. Holst as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (b). In accordance with the requirements of Item 401(v)(2)(iii) of Regulation S-K, there were no adjustments required to be made to Mr. Holst's total compensation for each year to determine the compensation actually paid.
(3)    The dollar amounts reported in column (d) represent the average amounts reported for the Company's named executive officers as a group (excluding Mr. Holst) in the "Total" column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Holst) included for purposes of calculating the average amounts in each applicable year are as follows: (a) for 2023, Mr. Clark, (b) for 2022, Mr. Clark and Pete Hawkes (who separated from service with the company on March 4, 2022), and (c) for 2021, Mr. Clark and Mr. Hawkes.
(4)    The dollar amounts reported in column (e) represent the average amount of "compensation actually paid" to the named executive officers as a group (excluding Mr. Holst) as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (d). In accordance with the requirements of Item 401(v) of Regulation S-K, the following adjustments were made to average total compensation for the named executive officers as a group (excluding Mr. Holst) for each year to determine the compensation actually paid:
•For 2022:
◦We subtracted $75,000 reflecting the average for the named executive officers as a group (excluding Mr. Holst) of awards granted to Mr. Hawkes in prior fiscal years for which there was a failure to meet the applicable vesting conditions during 2022.
•For 2021:
◦We subtracted $186,000 reflecting the average of stock option awards to Mr. Hawkes during 2021 for the named executive officer's as a group (excluding Mr. Holst); and
◦We added $75,000 reflecting the average of the named executive officers as a group (excluding Mr. Holst) of the fair value during 2021 of stock options issued in 2021 to Mr. Hawkes that were outstanding and unvested at the end of fiscal 2021.
(5)    Total Shareholder Return is determined based on the value of an initial fixed investment in the Company’s common stock of $100 on December 31, 2020 and calculated in accordance with Item 201(e) of SEC Regulation S-K.
(6)    The dollar amounts reported in column (g) represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

The Compensation Committee of the Board of Directors of the Company does not have a policy or practice regarding evaluating Total Shareholder Return as part of its determination of compensation decisions for the named executive officers. The Compensation Committee takes various factors into account in determining the competitiveness of its executive compensation. Over the past three fiscal years the Compensation Committee has recognized the significant time and effort required by the executive officers and others to manage the Company’s liquidity by raising capital while reducing operating expenses and cash used in operations, secure and maintain the Company’s listing on the Nasdaq Capital Market, and to source and evaluate merger and acquisition opportunities. To retain qualified executive management, the Compensation Committee increased salaries of named executive officers in July 2021 (the salaries of the named executive officers were last increased in 2014), and, in 2023, paid bonuses that were earned during fiscal year 2022 through April 2023. The current named executive officers last received equity awards in 2019. Mr. Hawkes was granted stock options in 2021.

All information provided above under the “Pay Versus Performance Information” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our capital stock, as of March 8, 2024, by each of the following:

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

The amounts and percentages in the table below are based on 16,684,571 shares of Common Stock issued and outstanding as of March 8, 2024. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise or conversion of any option, warrant or other derivative security. Shares of Common Stock subject to options, restricted stock units (“RSUs”), warrants or other derivative securities which are currently exercisable or convertible or are exercisable or convertible within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, RSUs, warrants or other derivative security, but are not considered outstanding for computing the ownership percentage of any other person.

	Common Stock
Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Named Executive Officers and Directors:
Peter Holst	21,733	(3)	0.1%
David Clark	3,262	(4)	—%
Jason Adelman	—	(5)	—%
Jonathan Schechter	122,500	(6)	0.7%
Robert Weinstein	—	(7)	—%
Deborah Meredith	—	(8)	—%
All directors and executive officers as a group (6 people)	147,495		0.9%

Greater than 5% Owners:
None

(1) Unless otherwise noted, the address of each person listed is c/o Oblong, Inc., 110 16th Street, Suite 1400-1024, Denver, CO, 80202
(2) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Common Stock beneficially owned.
(3) Includes 21,733 shares of Common Stock
(4) Includes 3,262 shares of Common Stock
(5) Based on ownership information from the Form 4 filed by Mr. Adelman with the SEC on October 25, 2023.
(6) Based on ownership information from the Form 3 filed by Mr. Schechter with the SEC on June 1, 2023. Represents warrants to purchase common stock of the issuer with an exercise price of $1.71 per share. The warrants expire on September 30, 2028.
(7) Based on ownership information from the Form 3 filed by Mr. Weinstein with the SEC on June 1, 2023.
(8) Based on ownership information from the Form 4 filed by Ms. Meredith with the SEC on June 20, 2023.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2023, information regarding our common stock that may be issued under the Company’s equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (a)	Weighted Average Exercise Price of Outstanding Stock Options (b)	Number of Securities to be Issued Upon Vesting of Outstanding Restricted Stock Units (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a) & (c))
Equity compensation plans approved by security holders	10,000	$49.00	—	3

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our directors and named executive officers, which are described elsewhere in this Annual Report, and as described below, there have been no transactions since January 1, 2022 to which we were a party or will be a party, in which:

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

One of our directors, Jonathan Schechter, is currently a partner at The Special Equities Group ("SEG"), a division of Dawson James Securities, Inc. In March 2023, prior to Mr. Schechter's appointment to our board, SEG acted as placement agent in connection with our private placement of shares of Series F Preferred Stock and warrants. In exchange for such services, we paid the placement agent a cash fee of approximately $511,000 (equal to 8% of the aggregate gross proceeds raised) and granted the placement agent warrants to purchase 306,433 shares of common stock at an initial exercise price of $1.71.

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

Item 14. Principal Accounting Fees and Services

The audit committee, composed entirely of independent, non-employee members of the Board of Directors, appointed the firm of EisnerAmper LLP, Iselin, New Jersey (“EisnerAmper”), PCAOB identification number 274, as the independent registered public accounting firm for the audit of the Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ending December 31, 2023 and 2022. As our independent registered public accounting firm, EisnerAmper audited our Consolidated Financial Statements for the fiscal year ending December 31, 2023, reviewed the related interim quarters, and performed audit-related services and consultation in connection with various accounting and financial reporting matters. EisnerAmper may also perform certain non-audit services for our Company. The audit committee has determined that the provision of the services provided by EisnerAmper as set forth herein are compatible with maintaining EisnerAmper’s independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant SEC rules.

Audit Fees

EisnerAmper, our principal accountant, billed us approximately $265,000 for professional services for the audit of our annual Consolidated Financial Statements for the 2023 fiscal year and the reviews of the Consolidated Financial Statements included in our quarterly reports on Form 10-Q for the 2023 fiscal year. EisnerAmper billed us $269,000 for professional services for the audit of our annual Consolidated Financial Statements for the 2022 fiscal year and the reviews of the Consolidated Financial Statements included in our quarterly reports on Form 10-Q for the 2022 fiscal year.

Audit-Related Fees

EisnerAmper did not bill us in the 2023 and 2022 fiscal years for any audit-related fees.

Tax Fees

EisnerAmper did not bill us in the 2023 and 2022 fiscal years for any professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

EisnerAmper did not bill us for products and services, other than the audit described above, during the 2023 and 2022 fiscal years.

Audit Committee Pre-Approval Policy

The audit committee is required to pre-approve the engagement of EisnerAmper to perform audit and other services for the Company. Our procedures for the pre-approval by the audit committee of all services provided by EisnerAmper comply with SEC regulations regarding pre-approval of services. Services subject to these SEC requirements include audit services, audit-related services, tax services and other services. The audit engagement is specifically approved, and the auditors are retained by the audit committee. The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper. In accordance with audit committee policy and the requirements of law, all services provided by EisnerAmper in the 2023 and 2022 fiscal years were pre-approved by the audit committee and all services to be provided by EisnerAmper will be pre-approved. Pre-approval includes audit services, audit-related services, tax services and other services. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

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

3.1
Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-K filed with the SEC on May 10, 2023, and incorporated herein by reference).

3.2*	Amended and Restated By-laws, as amended by the First Amendment to Amended and Restated By-Laws, dated October 19, 2023.
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on June 6, 2007, and incorporated herein by reference).
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

4.11	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).
4.12	Form of Series A Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
4.13	Form of Series B Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
4.14	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2022, and incorporated herein by reference).
4.15	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed with the SEC on January 3, 2023, and incorporated herein by reference).
4.16	Form of Common Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.17	Form of Preferred Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.18	Form of Exchange Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023, and incorporated herein by reference.
4.19*	Description of Common Securities.

10.1#	Form of Stock Option Award Agreement (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.2#	Form of Restricted Stock Award Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.3#	Glowpoint, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).
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

10.25	Securities Purchase Agreement, dated March 31, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.26	Registration Rights Agreement, dated March 31, 2023 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.27	Engagement Letter, dated March 30, 2023 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.28
Form of Warrant Repricing Letter, dated April 18, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2023, and incorporated herein by reference).

10.29
Exchange Agreement, dated as of June 30, 2023, between Oblong, Inc. and Foundry Venture Capital 2007, L.P. and Foundry Group Select Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023, and incorporated herein by reference).

10.30
Waiver, dated as of October 6, 2023, between Oblong, Inc. and certain Investors (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2023, and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
24.1	Power of Attorney (included in the signature page hereto)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
97.1*#	Compensation Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document.

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

March 19, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 19th day of March 2024 in the capacities indicated.

/s/ Peter Holst	Chairman, President and Chief Executive Officer
Peter Holst

/s/ David Clark	Chief Financial Officer (Principal Financial and Accounting Officer)
David Clark

/s/ Jonathan Schechter	Director
Jonathan Schechter

/s/ Jason Adelman	Director
Jason Adelman

/s/ Robert Weinstein	Director
Robert Weinstein

/s/ Deborah Meredith	Director
Deborah Meredith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oblong, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oblong, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involves our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the 2023 private placement

As described in Note 10 to the consolidated financial statements, in March 2023, the Company closed a private placement and issued (i) 6,550 shares of newly designated Series F preferred stock; (ii) preferred warrants to acquire 32,750 shares of Series F preferred stock, and (iii) common warrants to acquire up to 3,830,413 shares of common stock. Based on the terms of the warrant agreements, the Company determined that the Series F preferred stock, the Series F preferred warrants and the common warrants should be classified as permanent equity.
We identified the assessment of the accounting and balance sheet classification of the Series F preferred Stock, the Series F preferred warrants and the common warrants as equity or liability as a critical audit matter due to the complexity in assessing the instrument features, which requires management to interpret and apply complex terms of the agreements and the appropriate accounting guidance. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions.
Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining an understanding of and evaluating the design of controls related to financial reporting; (ii) obtaining the equity agreements and evaluating the terms and conditions of the agreements and assessing the reasonableness of management’s interpretation and application of the appropriate accounting guidance and (ii) utilizing personnel with specialized skill and knowledge to assist in assessing the appropriateness of conclusions reached by management by (a) evaluating the underlying terms of the agreements and (b) assessing the appropriateness of management’s application of the authoritative accounting guidance.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.
EISNERAMPER LLP
Iselin, New Jersey
March 19, 2024

OBLONG, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,990	$3,085
Accounts receivable, net	424	415
Inventory, net	239	723
Prepaid expenses and other current assets	243	649
Total current assets	6,896	4,872
Property and equipment, net	—	3
Intangibles, net	—	604
Operating lease, right-of-use assets, net	17	142
Other assets	12	40
Total assets	$6,925	$5,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	211	184
Accrued expenses and other current liabilities	1,038	1,074
Current portion deferred revenue	132	436
Operating lease liabilities, current	17	219
Total current liabilities	1,398	1,913
Long-term liabilities:
Operating lease liabilities, net of current portion	—	17
Deferred revenue, net of current portion	26	114
Total long-term liabilities	26	131
Total liabilities	1,424	2,044
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock Series F, convertible; $.0001 par value; $2,064,063 stated value; 42,000 shares authorized, 1,930 and zero shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 16,692,000 shares issued and 16,685,000 shares outstanding at December 31, 2023 and 2,071,000 shares issued and 2,063,000 outstanding at December 31, 2022	2	—
Treasury stock, 8,000 common shares at December 31, 2023 and 2022	(181)	(181)
Additional paid-in capital	233,911	227,645
Accumulated deficit	(228,231)	(223,847)
Total stockholders’ equity	5,501	3,617
Total liabilities and stockholders’ equity	$6,925	$5,661

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue	$3,810	$5,476
Cost of revenue (exclusive of depreciation and amortization and casualty loss)	2,899	3,930
Gross profit	911	1,546
Operating expenses (gains):
Research and development	20	1,699
Sales and marketing	309	1,431
General and administrative	4,870	5,278
Impairment charges	262	12,740
Casualty (gain) loss, net	(400)	483
Depreciation and amortization	345	1,903
Total operating expenses	5,406	23,534
Loss from operations	(4,495)	(21,988)
Interest and other income, net
Interest and other expense	28	19
Interest and other income	(166)	(59)
Total interest and other income, net	(138)	(40)
Loss before income taxes	(4,357)	(21,948)
Income tax expense (benefit)	27	(7)
Net loss	$(4,384)	$(21,941)
Preferred stock dividends	343	—
Induced conversion of warrants	751	—
Warrant modification	25	—
Net loss attributable to common stockholders	$(5,503)	$(21,941)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.98)	$(10.62)

Weighted-average number of shares of common stock:
Basic and diluted	5,595	2,065

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares of Series F Preferred Stock)

	Series F Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2021	—	$—	2,071	$—	8	$(181)	$227,584	$(201,906)	$25,497
Net loss	—	—	—	—	—	—	—	(21,941)	(21,941)
Stock-based compensation	—	—	—	—	—	—	146	—	146
Forfeiture of unvested stock options	—	—	—	—	—	—	(85)	—	(85)
Balance at December 31, 2022	—	—	2,071	—	8	(181)	227,645	(223,847)	3,617
Net loss	—	—	—	—	—	—	—	(4,384)	(4,384)
Stock-based compensation	—	—	180	—	—	—	504	—	504
Proceeds from private placement, net of fees	6,550	—	—	—	—	—	5,364	—	5,364
Proceeds from warrant exercise, net of fees	—	—	339	—	—	—	534	—	534
Common stock exchanged for pre-funded warrants	—	—	(407)	—	—	—	—	—	—
Exercise of pre-funded warrants	—	—	407	—	—	—	—	—	—
Conversions of Series F Preferred Stock and accrued dividends	(4,620)	—	14,102	2	—	—	207	—	209
Series F Preferred Stock dividends	—	—	—	—	—	—	(343)	—	(343)
Balance at December 31, 2023	1,930	$—	16,692	$2	8	$(181)	$233,911	$(228,231)	$5,501

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(4,384)	$(21,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	345	1,903
Bad debt (recovery) expense	(52)	118
Non-cash lease expense from right-of-use assets	125	349
Stock-based compensation	504	146
Forfeiture of unvested stock options	—	(85)
Loss (gain) on disposal of assets	3	(2)
Casualty loss on inventory	—	483
Impairment charges - property and equipment	—	61
Impairment charges - intangible assets	259	5,133
Impairment charges - right-of use assets	—	179
Impairment charges - goodwill	—	7,367
Changes in assets and liabilities:
Accounts receivable	43	316
Prepaid expenses and other current assets	406	432
Inventory	484	615
Other assets	28	69
Accounts payable	27	(75)
Accrued expenses and other current liabilities	(170)	115
Deferred revenue	(392)	(614)
Lease liabilities	(219)	(503)
Net cash used in operating activities	(2,993)	(5,934)
Cash flows from Investing Activities:
Proceeds on sale of equipment	—	30
Purchases of property and equipment	—	(11)
Net cash provided by investing activities	—	19
Cash flows from Financing Activities:
Proceeds from private placement, net of issuance costs	5,364	—
Net proceeds from exercise of common stock warrants	534	—
Net cash provided by financing activities	5,898	—

Net increase (decrease) in cash and cash equivalents	2,905	(5,915)
Cash and restricted cash at beginning of year	3,085	9,000
Cash and cash equivalents at end of year	$5,990	$3,085

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20	$7
Cash paid for income taxes	$31	$—

See accompanying notes to consolidated financial statements

Reconciliation of cash and cash equivalents
Cash	$5,490	$3,085
Current certificates of deposit	500	—
Total cash and cash equivalents	$5,990	$3,085

Non-cash investing and financing activities:
New operating lease agreement	$—	$11
Preferred stock dividends	$343	$—
Warrant modification	$25	$—
Induced exercise of common stock warrants	$751	$—
Common stock issued for conversion of Preferred Stock and accrued dividends	$209	$—
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

During 2022, the Company ceased operations through Oblong Industries’ 100%-owned subsidiary Oblong Europe Limited, and combined the operations into Oblong Industries, Inc. There was no activity for this subsidiary in 2022 or 2023 and Oblong Europe, Limited remains in liquidation.

Segments

Effective October 1, 2019, the former businesses of Glowpoint (now Oblong, Inc.) and Oblong Industries have been managed separately, and involve different products and services. Accordingly, the Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings and (2) “Managed Services” which represents the Oblong (formerly Glowpoint) business surrounding managed services for video collaboration and network solutions. See Note 13 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our Consolidated Financial Statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the estimated credit losses and the inputs used in the fair value of equity based awards.

Cash and Cash Equivalents

As of December 31, 2023, our total cash balance of $5,990,000 is available, however, of this balance $500,000 was held in short-term certificates of deposit with MidFirst Bank. As of December 31, 2022, our total cash balance of $3,085,000 was available. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Provision for Estimated Credit Losses

Accounts receivable are customer obligations due under normal trade terms. The Company sells its Managed Services products to end-users, and its Collaboration Products to both resell partners and end-users. The Company extends credit to its customers based on their credit worthiness and on historical data, and performs ongoing credit evaluations of our customers’ financial condition. The Company maintains an allowance for estimated credit losses, related to accounts receivable, for future expected bad debt resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for estimated credit losses based on relevant information such as historical experience, current economic conditions, and future expectations of specifically identified customer balances. This allowance is adjusted as appropriate to reflect current conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable.

Net accounts receivable consisted of the following:

	As of December 31,
	2023	2022
Accounts receivable	$577,000	$624,000
Allowance for estimated credit losses	(153,000)	(209,000)
Accounts receivable, net	$424,000	$415,000

During the years ended December 31, 2023 and 2022, the Company recorded bad debt recovery of $52,000 and bad debt expense of $118,000, respectively. As of December 31, 2021, accounts receivable and the allowance for doubtful accounts were $949,000 and $100,000, respectively.

Inventory

Inventory consists of finished goods and was determined using average costs and was stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory.

Fair Value of Financial Instruments

The Company considers its cash and cash equivalents, accounts receivable, accounts payable and lease obligations to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amounts of our lease obligations (see Note 8 - Operating Lease Liabilities and Right-of-Use Assets ) approximated their fair values, which were based on borrowing rates that were available to the Company for loans with similar terms, collateral, and maturity.

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
The Company’s managed videoconferencing services are offered to our customers on either a usage basis or on a subscription. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheets and amortized over the expected life of the customer contract. As of December 31, 2023 there was no deferred revenue related to Managed Services. During the year ended December 31, 2023, the Company recorded $1,000 of revenue that was included in deferred revenue as of December 31, 2022. During the year ended December 31, 2022, the Company recorded $7,000 of revenue that was included in deferred revenue as of December 31, 2021.
The Company’s visual collaboration products are composed of hardware and embedded software sold as a complete package, and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of installation, which also triggers the beginning of recognition of revenue for maintenance services which range from one to three years. Revenue is recognized over time for maintenance services. Licensing agreements are for the Company’s core technology platform, g-speak, and are generally one year in length. Revenue for these services is recognized ratably over the service period. Deferred revenue, as of December 31, 2023, totaled $158,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2023, the Company recorded $435,000 of revenue that was included in deferred revenue as of December 31, 2022. During the year ended December 31, 2022, the Company recorded $776,000 of revenue that was included in deferred revenue as of December 31, 2021.

Revenue recorded over time for the years ended December 31, 2023 and 2022 was $516,000 and $970,000, respectively. Revenue recorded at a period in time for the years ended December 31, 2023 and 2022 was $3,294,000 and $4,506,000, respectively.

The Company disaggregates its revenue by geographic region. See Note 13 - Segment Reporting for more information.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2023 and 2022, we included taxes of $95,000 and $207,000, respectively, in revenue and we included taxes of $101,000 and $217,000, respectively, in cost of revenue.

Long-Lived Assets, Goodwill, and Intangible Assets

Property and Equipment

Property and equipment are accounted for in accordance with ASC Topic 360 “Property, Plant, and Equipment” (“ASC Topic 360”), stated at cost, and are depreciated using the straight-line method over the estimated economic lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. Property and equipment assets, net of accumulated depreciation, totaled zero and $3,000 as of December 31, 2023 and 2022, respectively.

Intangible Assets

Intangible assets are accounted for in accordance with ASC Topic 350 “Intangibles - Goodwill and Other” (“ASC Topic 350”), and intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which initially ranged from five to twelve years. Intangible assets, net of accumulated amortization totaled zero and $604,000 as of December 31, 2023 and 2022, respectively.

Operating Lease Right-of-use-assets

Right-of-use Assets are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”), and are amortized using a straight-line method over the estimated life of the lease. Right-of-use assets, net totaled $17,000 and $142,000, as of December 31, 2023 and 2022, respectively. As of the date of this filing, the Company had no right-of-use assets remaining.

The Company has primarily leased facilities for office and warehouse space under non-cancellable operating leases for its U.S. locations, and accounts for these leases in accordance with ASC-842. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Since our lease arrangements do not provide an implicit rate, we use our estimated incremental borrowing rate for the expected remaining lease term at commencement date in determining the present value of future lease payments.

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

During the year ended December 31, 2023, we considered the declines in revenue for the Collaboration Products reporting segment and the decline in the Company’s market capitalization to be triggering events for an impairment test of our long-lived and intangible assets for this reporting unit. Based on the corresponding recoverability tests of the asset group for this reporting unit, it was determined that the carrying value exceeded the gross cash flows of the asset group. The recoverability tests consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts, and involves significant judgements and assumptions, related primarily to the future revenue and profitability of the assets.

For the year ended December 31, 2023, the Company disposed of property and equipment assets with a net value of $3,000. See Note 5 - Property and Equipment for further discussion. During the year ended December 31, 2022, the Company recorded impairment charges of $61,000 on property and equipment assets.

For the year ended December 31, 2023, the Company recorded impairment charges of $259,000 on purchased intangible assets, as a result of these impairment charges there are no intangible assets reported on our Consolidated Balance Sheet as of December 31, 2023. See Note 6 - Intangible Assets and Goodwill for further discussion. The Company recorded impairment Charges of $5,133,000 to purchased intangible assets for the year ended December 31, 2022.

During the year ended December 31, 2022, we recorded impairment charges of $7,367,000 on goodwill. As a result of these impairment charges, there was no goodwill reported on our Consolidated Balance Sheets as of December 31, 2023 or December 31, 2022.

Right-of-use assets are tested for impairment using guidance from ASC Topic 360. For the year ended December 31, 2022, the Company recorded aggregate impairment charges of $179,000 on two right-of-use assets. There were no right-of-use asset impairments for the year ended December 31, 2023.

Operating Leases

Operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”), and the liabilities are amortized using a straight-line method over the estimated life of the lease. The remaining operating lease liability as of December 31, 2023 and 2022 was $17,000 and $236,000, respectively. As of the date of this filing, the Company had no lease liability remaining. See Note 8 - Operating Lease Liabilities and Right-of-Use Assets for further discussion.

Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred. Historically, the Company’s leases have had terms of 6 months to five years and some of the leases included a Company option to extend the lease term for less than twelve months to five years, or more, which if reasonably certain to exercise, the Company includes in the determination of lease payments. The lease agreements did not contain any material residual value guarantees or material restrictive covenants.

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

Casualty Loss

In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company’s warehouse in City of Industry, California. During 2022 and 2023, we received recovery payments from our insurance policies of $50,000 and $400,000, respectively, resulting in a net casualty loss of $483,000 on our Consolidated Statements of Operations for the year ended December 31, 2022 and a casualty gain of $400,000 on our Consolidated Statements of Operations for the year ended December 31, 2023. We do not expect any further recovery of the loss.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic280): Improvements to Reportable Segment Disclosures. The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the financial statements and related disclosures, which is not expected to be material.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

Note 2 - Liquidity

As of December 31, 2023, we had $5,990,000 of available cash and cash equivalents, inclusive of $500,000 held in short-term certificates of deposit, and $5,498,000 of working capital. For the years ended December 31, 2023 and 2022, we incurred net losses of $4,384,000 and $21,941,000, respectively, and net cash used in operating activities was $2,993,000 and $5,934,000, respectively.

Net cash provided by investing activities for the year ended December 31, 2022 was $19,000, primarily related to the sale of property and equipment. There was no cash flow activity related to investing activities for the year ended December 31, 2023.

Net cash provided by financing activities for the year ended December 31, 2023 was attributable to a private placement resulting in net proceeds of $5,364,000 and warrant exercises resulting in net proceeds of $534,000 (see Note 9 - Capital Stock and Note 10 - Preferred Stock to our Consolidated Financial Statements). There was no cash flow related to financing activities for the year ended December 31, 2022.

Future Capital Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC. We believe additional capital will be required, in the long-term, to fund operations and provide growth capital including potential strategic alternatives and investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Note 3 - Inventory

Inventory (gross) was $930,000 and $1,175,000 as of December 31, 2023 and 2022, respectively, and consisted of equipment related to our Mezzanine™ product offerings, including cameras, tracking hardware, computer equipment, display equipment and amounts related to our Collaboration Products segment. Inventory consists of finished goods, as determined using average costs, and was stated at the lower of cost or net realizable value..

As of December 31, 2023 and 2022, reserves for obsolete or slow moving inventory were recorded of $691,000 and $452,000, respectively. Inventory is shown net of the obsolescence reserve on our Consolidated Balance Sheets. The reserve adjustment recorded to cost of goods sold was a net increase of $342,000 and $316,000 for the years ended December 31, 2023 and 2022, respectively. The following table summarizes our inventory reserve activity (in thousands):

Reserve balance as of December 31, 2021	$(731)
Reserve adjustments	(316)
Disposals	595
Reserve balance as of December 31, 2022	(452)
Reserve adjustments	(342)
Disposals	103
Reserve balance as of December 31, 2023	$(691)

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31
	2023	2022
Prepaid expenses	$75	$131
Employee Retention Credit receivable	—	316
Other current assets	98	90
Prepaid software licenses	70	112
Prepaid expenses and other current assets	$243	$649

Note 5 - Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,		Estimated Useful Life
	2023	2022
Network equipment and software	$—	$1,913	3 to 5 Years
Computer equipment and software	—	$294	3 to 5 Years
	—	2,207
Accumulated depreciation	—	(2,204)
Property and equipment, net	$—	$3

Related depreciation expense was zero and $78,000 for the years ended December 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2023, the Company disposed of property and equipment with a cost of $2,207,000 on fixed assets and the corresponding accumulated depreciation of $2,204,000. The loss of $3,000 on disposal was recorded in impairment charges on the accompanying Consolidated Statements of Operations. During the year ended December 31, 2022, the Company recorded impairment charges of $61,000.

Note 6 - Intangible Assets and Goodwill

Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	December 31,
	2023	2022
Developed technology	$—	$486
Trade names	—	204
Total intangible assets	—	690
Accumulated amortization	—	(86)
Intangible assets, net	$—	$604

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets.

Collaboration Products Reportable Segment

During the year ended December 31, 2023, we considered the declines in revenue for the Collaboration Products reporting segment and the decline in the Company’s market capitalization to be triggering events for an impairment test of intangible assets for this segment. Based on the corresponding recoverability tests of the asset group for this segment, it was determined that the carrying value exceeded the gross cash flows of the asset group. The recoverability test consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts, and involves significant judgements and assumptions, related primarily to the future revenue and profitability of the assets. Based on the fair value of the asset group, which was determined using a market approach, we recorded impairment charges of $259,000 for the year ended December 31, 2023, writing down our intangible assets to zero as of December 31, 2023. During the year ended December 31, 2022, we recorded impairment charges of $5,133,000 on intangible assets.

Historically, intangible assets with finite lives were amortized using the straight-line method over the estimated economic lives of the assets, which ranged from five years to twelve years in accordance with ASC Topic 350.

Related amortization expense was $345,000 and $1,825,000 for the years ended December 31, 2023 and 2022, respectively.

Goodwill

During 2022, goodwill was written down to zero with impairment charges of $7,367,000.

Note 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Compensation costs	$448	$707
Customer deposits	118	128
Professional fees	104	57
Taxes and regulatory fees	22	59
Accrued rent	202	—
Accrued dividends on Series F Preferred Stock	136	—
Other accrued expenses and liabilities	8	123
	$1,038	$1,074

Note 8 - Operating Lease Liabilities and Right-of-Use Assets

As of December 31, 2023, we leased one facility in City of Industry, California, providing warehouse space. This lease expired in February 2024. During 2023, and through the date of this filing, we exited office space leases Austin, Texas and Los Angeles, California as well as the warehouse lease in City of Industry, CA.

Lease expenses, net of common charges, for the years ended December 31, 2023 and 2022 were $214,000 and $502,000, respectively. Sublet proceeds for the years ended December 31, 2023 and 2022 were zero and $140,000, respectively.

The following provides balance sheet information related to leases as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Assets
Operating lease, right-of-use asset, net	$17	$142

Liabilities
Current portion of operating lease liabilities	$17	$219
Operating lease liabilities, net of current portion	—	17
Total operating lease liabilities	$17	$236

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Total lease payments remaining in 2024	$17
Effect of discounting (1)	—
Total lease liability	17
Less: current portion of lease liabilities	17
Operating lease liabilities, net of current portion	$—
(1) The effect of discounting is less than $1,000 due to the term remaining on the lease.

The following table provides a reconciliation of activity for our right-of-use (“ROU”) assets and lease liabilities (in thousands):

	Right-of-Use Asset	Operating Lease Liability
Balance at December 31, 2021	$659	$728
Additions	11	11
Amortizations and Reductions	(349)	(503)
Impairment Charges	(179)
Balance at December 31, 2022	142	236
Amortizations and Reductions	(125)	(219)
Balance at December 31, 2023	$17	$17

The ROU assets and lease liabilities are recorded on the Company’s consolidated balance sheets as of December 31, 2023 and December 31, 2022.

In February 2023, we exited a property in Austin, Texas and in May 2023 we exited three properties in Los Angeles, California. In February 2024, the Company exited its City of Industry, California lease upon expiration. We are currently in the process of securing a warehouse facility in, or around, Denver, CO. During the interim, our inventory is being stored in a secured third party location. We currently operate out of remote employment sites with a remote office located at 110 16th Street, Suite 1400-1024, Denver, CO 80202.

Note 9 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”). As of December 31, 2023 we had 150,000,000 shares of Common Stock authorized, with 16,692,124 and 16,684,571 shares issued and outstanding, respectively.

On January 3, 2023, the Company effected a 1-for-15 reverse stock split of its Common Stock. All Common Stock share information (including treasury share information) in our Consolidated Financial Statements has been adjusted for this stock split retrospectively for all periods represented herein.

On April 18, 2023, the Company issued 339,498 shares of Common Stock in relation to certain warrant exercises discussed below, and 177,564 shares of Common Stock related to vested restricted stock units discussed in Note 11 - Stock Based Compensation .
On May 28, 2023, in relation to the departure of certain directors, 42 restricted stock awards and 1,929 restricted stock units became fully vested and 1,971 shares of the Company’s Common Stock were issued. See Note 11 - Stock Based Compensation for further detail.
During the year ended December 31, 2023, 4,620 shares of Series F Preferred Stock, plus accrued dividends, were converted to 14,102,477 shares of the Company’s Common Stock, respectively. See Note 10 - Preferred Stock, for further detail.
On June 30, 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Foundry Group (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 406,776 shares of the Company’s Common Stock owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 407,000 shares of Common Stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting Common Stock), with an exercise price of $0.0001 per share. The Exchange Warrants were exercisable at any time, except that the Exchange Warrants were not exercisable by the Exchanging Stockholders if, upon giving effect or immediately prior thereto, the Exchanging Stockholders would beneficially own more than 4.99% of the total number of issued and outstanding Common Stock, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. The holders of the Exchange Warrants did not have the right to vote on any matter except to the extent required by Delaware law. The shares were exchanged in July 2023, and the returned shares were added back to the authorized and unissued share balance of the Company.On November 15, 2023, all the Exchange Warrants were exercised resulting in 407,000 shares of Common Stock being issued.

There was no Common Stock activity during the year ended December 31, 2022. The following table provides a summary of Common Stock activity for the year ended December 31, 2023:

Issued Shares as of December 31, 2022 and 2021	2,070,861
Issuances from Preferred Stock conversions	14,102,477
Issuances related to warrants	746,027
Issuances related to stock compensation	179,535
Common shares exchanged for prefunded warrants	(406,776)
Issued Shares as of December 31, 2023	16,692,124
Less Treasury Shares:	7,553
Outstanding Shares as of December 31, 2023	16,684,571
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

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “Private Placement”) (i) 6,550 shares of our newly designated Series F Preferred Stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (the “Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants the “Investor Warrants”) to acquire up to 3,830,417 shares of Common Stock. Please refer to Note 10 - Preferred Stock for further discussion on the Series F Preferred Stock and Preferred Warrants.
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

Warrants outstanding as of December 31, 2023 are as follows:

Issue Date	Warrants Issued	Exercise Price	Expiration Date
June 30, 2021 - Series A*	250	$60.00	January 4, 2024
June 30, 2021 - Series B	750	$66.00	June 28, 2024
Investor Common Warrants	3,830,417	$1.71	September 30, 2028
Placement Agent Warrants	306,433	$1.71	September 30, 2028
	4,137,850

*The Series A warrant’ expiration date has been updated to reflect the extension described above that occurred on January 3, 2023, and as of the date of this filing, the remaining Series A Warrants have expired.

Warrant activity for the years ended December 31, 2023 and 2022 is presented below:

	Outstanding
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2021	343,099	$995.06
Warrants outstanding and exercisable, December 31, 2022	343,099	66.34
Granted	4,543,626	1.71
Exercised	(746,027)	0.78
Expired	(2,601)	76.93
Forfeited	(247)	—
Warrants outstanding and exercisable, December 31, 2023	4,137,850	$1.73
Treasury Shares

The Company maintains Treasury Stock for the Common Stock shares bought back by the Company when they withhold shares to cover taxes on stock compensation transactions. There were no treasury stock transactions during the years ended December 31, 2023 and 2022, and the treasury shares outstanding were 7,553 as of December 31, 2023 and 2022.

Note 10 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2023 and 2022, we had 1,983,250 designated shares of preferred stock and 1,930 shares of preferred stock issued and outstanding.

Series F Preferred Stock

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “Private Placement”) (i) 6,550 shares of our newly designated Series F Preferred Stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (the “Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants the “Investor Warrants”) to acquire up to 3,830,417 shares of Common Stock. Please refer to Note 9 - Capital Stock for further discussion on the Common Warrants.

The terms of the Series F Preferred Stock are as set forward in the Certificate of Designations of Series F Preferred Stock of Oblong, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The Private Placement closed on March 31, 2023, in exchange for gross and net proceeds of $6,386,000 and $5,364,000, respectively. The financing fees associated with the Purchase Agreement were $1,022,000.

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
During the year ended December 31, 2023, 4,620 shares of Series F Preferred Stock, plus accrued dividends, were converted to 14,102,477 shares of the Company’s common stock, respectively. There were 1,930 shares of Series F Preferred Stock outstanding and accrued dividends of $136,000 as of December 31, 2023. Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred Stock Shares	Accrued Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
March 31, 2023 Issuance	6,550	$—
2023 Accrued Dividends		$343,000
2023 Conversions	(4,620)	$(207,000)	$0.34	14,102,477
December 31, 2023 Balance	1,930	$136,000		14,102,477

Series F Preferred Stock Warrants

The Preferred Warrants are exercisable for Series F Preferred Shares at an exercise price of $975. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalizations or other similar transactions involving the Common Stock. The Preferred Warrants expire three years from the date of issuance and are exercisable for cash. For each Preferred Warrant exercised, the Investors shall receive Common Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock the Investors would receive if the Series F Preferred Shares issuable upon exercise of such Warrant were converted at the applicable Conversion Price. The fair value of the Preferred Warrants was recorded within additional paid-in capital during the year ended December 31, 2023. As of December 31, 2023, no Preferred Warrants have been exercised.

Note 11 - Stock Based Compensation

2019 Equity Incentive Plan

In December 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of December 31, 2023, the share pool available for new grants under the 2019 Plan is 3 shares.

A summary of stock compensation expense by category, for the years ended December 31, 2023 and 2022, is as follows:

	Year Ended December 31,
Stock Based Compensation	2023	2022
Options	$124	$61
RSUs	380	—
Total	$504	$61

A summary of stock compensation by department, for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
Stock Based Compensation	2023	2022
Research and Development	$—	$(64)
General & Administrative	504	125
Total	$504	$61

Stock Options

During the year ended December 31, 2023, no stock options were granted, 3,336 stock options vested, and 6,668 vested stock options expired. During the year ended December 31, 2022, no stock options were granted, 501 vested stock options expired, and 10,000 unvested stock options were forfeited. As of December 31, 2023 there were 10,000 stock options outstanding with a weighted average exercise price of $48.75 and a weighted average remaining contractual life of 7.5 years.

A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2023 and 2022 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2021	27,169	113.63	7,169	294.63
Vested	—	—	3,332	97.56
Expired	(501)	410.18	(501)	410.18
Forfeited	(10,000)	48.75	—	—
Options outstanding and exercisable, December 31, 2022	16,668	$29.25	10,000	$223.11
Vested	—	—	3,336	48.75
Expired	(6,668)	285.89	(6,668)	285.89
Options outstanding and exercisable, December 31, 2023	10,000	$48.75	6,668	$48.75

The intrinsic value of vested and unvested options were not significant for all periods presented. Stock compensation expense related to stock options for the year ended December 31, 2023 was $124,000, recorded as a component of General and Administrative expense. Net stock compensation expense, related to stock options, for the year ended December 31, 2022 was $61,000, made up of $146,000 in expense offset by $85,000 related to forfeiture credits. There was $125,000 stock compensation expense, recorded as a component of General and Administrative expense and a net credit of $64,000 recorded as a component of Research and Development expense, related to stock options for the year ended December 31, 2022. As of December 31, 2023, there was $61,000 remaining as unrecognized stock-based compensation expense for options, which will be recognized over a weighted average period of 0.50 years.
Restricted Stock Awards
On May 28, 2023, in relation to the departure of certain directors, 42 restricted stock awards became fully vested and were delivered in shares of the Company’s common stock. The awards were issued in 2014 and vested over the lesser of ten years, a change in control, or separation from the company.

As of December 31, 2023, there were no unvested restricted stock awards outstanding and there is no unrecognized stock-based compensation expense for restricted stock awards. There was no stock compensation expense related to restricted stock awards during the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, there were no unvested RSUs outstanding and there was no remaining unrecognized stock-based compensation expense for RSUs. Stock compensation expense related to RSUs for the years ended December 31, 2023 and 2022 was $380,000 and zero, respectively.

Note 12 - Net Loss Per Share

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, RSUs, and unvested restricted stock awards, to the extent they are dilutive. For the year ended December 31, 2023, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net losses).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
Numerator:	2023	2022
Net loss	$(4,384)	$(21,941)
Less: preferred stock dividends	343	—
Less: conversion inducement	751	—
Less: warrant modification	25	—
Net loss attributable to common stockholders	$(5,503)	$(21,941)
Denominator:
Weighted-average number of shares of common stock for basic net loss per share	5,595	2,065
Basic net loss per share	$(0.98)	$(10.62)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Unvested restricted stock units	—	42
Outstanding stock options	10,000	16,668
Common stock issuable upon conversion of Series F Preferred Stock (1)	7,392,776	—
Common stock issuable upon conversion of Series F Preferred Warrants (2)	117,299,427	—
Common stock issuable upon conversion of Common Stock Warrants	4,137,850	343,099
(1) Calculation assumes conversion of the stated value, and accrued dividends, of the Series F Preferred Stock as of December 31, 2023 into Common Stock at the Floor Price.
(2) Calculation assumes exercise of the Series F Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at the Floor Price.

Note 13 - Segment Reporting

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

Certain information concerning the Company’s segments for the years ended December 31, 2023 and 2022 is presented in the following tables (in thousands):

	Year Ended December 31, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$2,518	$1,292	$—	$3,810
Cost of revenues	1,671	1,228	—	2,899
Gross profit	$847	$64	$—	$911
Gross profit %	34%	5%	—%	24%

Allocated operating expenses	$3	$481	$—	$484
Unallocated operating expenses	—	—	4,922	4,922
Total operating expenses	$3	$481	$4,922	$5,406

Income (loss) from operations	$844	$(417)	$(4,922)	$(4,495)
Interest and other income, net	—	—	(138)	(138)
Income (loss) before income taxes	$844	$(417)	$(4,784)	$(4,357)
Income tax expense	$11	$16	$—	$27
Net income (loss)	$833	$(433)	$(4,784)	$(4,384)

	As of December 31, 2023
Total assets	$367	$568	$5,990	$6,925

	Year Ended December 31, 2022
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$3,348	$2,128	$—	$5,476
Cost of revenues	2,273	1,657	—	3,930
Gross profit	$1,075	$471	$—	$1,546
Gross profit %	32.1%	22.1%	—%	28.2%

Allocated operating expenses	$19	$18,355	$—	$18,374
Unallocated operating expenses	—	—	5,160	5,160
Total operating expenses	$19	$18,355	$5,160	$23,534

Income (loss) from operations	$1,056	$(17,884)	$(5,160)	$(21,988)
Interest and other (income) expense, net	12	(52)	—	(40)
Income (loss) before income taxes	$1,044	$(17,832)	$(5,160)	$(21,948)
Income tax benefit	$(4)	$(3)		$(7)
Net income (loss)	$1,048	$(17,829)	$(5,160)	$(21,941)

	As of December 31, 2022
Total assets	$752	$1,824	$3,085	$5,661

Unallocated operating expenses include costs for the year ending December 31, 2023 and 2022 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets consist of unrestricted cash.

For the years ended December 31, 2023 and 2022, no material revenue was attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$1,843	$2,781
Foreign	1,967	2,695
	$3,810	$5,476
Disaggregated information for the Company’s revenue has been recognized in the accompanying consolidated statements of operations and is presented below according to contract type (dollars in thousands):

	Year Ended December 31,
	2023	% of Revenue	2022	% of Revenue
Revenue: Managed Services
Video collaboration services	$183	4.8%	$334	6.1%
Network services	2,301	60.4%	2,954	53.9%
Professional and other services	34	0.9%	60	1.1%
Total Managed Services revenue	$2,518	66.1%	$3,348	61.1%

Revenue: Collaboration Products
Visual collaboration product offerings	$1,291	33.9%	$2,114	38.6%
Licensing	1	—%	14	0.3%
Total Collaboration Products revenue	$1,292	33.9%	$2,128	38.9%
Total revenue	$3,810	100.0%	$5,476	100.0%
The Company’s long-lived assets were 100% located in domestic markets as of December 31, 2023 and 2022.
The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Year Ended December 31, 2023
		2023	2022
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	55.9%	46.8%

Concentration of accounts receivable was as follows:

		As of December 31,
		2023	2022
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	38.2%	42.8%
Customer B	Collaboration Products	46.8%	22.0%

Note 14 - Commitments and Contingencies

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. As of the date hereof, we are not party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations or liquidity.

COVID-19
On March 11, 2020, the World Health Organization (“WHO”) announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. In May 2023, the WHO declared COVID-19 over as a global health emergency. Customers generally use our Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Revenue declines for our Collaboration Products business are primarily due to lower demand, largely a consequence of the commercial reactions to the COVID-19 pandemic and its prolonged effects. We believe the pandemic has fundamentally altered the way businesses consider the use of physical office spaces and, consequently, the demand for technologies that enable in-person collaboration within these spaces. Our analysis indicates that the reduced demand for our Mezzanine™ products, particularly in the aftermath of COVID-19, reflects a broader reassessment among our customers regarding the necessity and investment in collaboration solutions tailored for traditional office environments. Continuation of this trend could cause further declines in our revenue for this business.

Note 15 - Income Taxes

The following table sets forth pretax book loss (in thousands):

	Year Ended December 31,
	2023	2022
United States	$(4,357)	$(21,948)
Foreign	—	—
Total	$(4,357)	$(21,948)

The following table sets forth income before taxes and the income tax expense for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
Foreign	15	(4)
State	12	(3)
Total current	27	(7)

Total deferred	—	—
Income tax expense (benefit)	$27	$(7)

Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2023 and 2022 as shown in the following table (in thousands):

	Year Ended December 31,
	2023	2022
U.S. federal income taxes at the statutory rate	$(915)	$(4,609)
Goodwill impairment	—	1,547
State taxes, net of federal effects	(58)	(375)
U.S. Federal and state NOL carryforward adjustment for expired NOLs	613	76
Stock compensation plan adjustments	385	16
Change in valuation allowance	(112)	3,273
Other	114	65
Income tax expense (benefit)	$27	$(7)

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and 2022 is presented below (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets (liabilities):
Tax benefit of operating loss carry forward - Federal	$29,416	$28,459
Tax benefit of operating loss carry forward - State	5,965	6,429
Accrued expenses	131	147
Deferred revenue	36	129
Stock-based compensation	56	420
Fixed assets	4	116
Goodwill	—	28
Inventory	156	106
Intangible amortization	32	(80)
Section 174 research and experimentation	—	409
Section 163(j) interest expense	314	—
R&D credit	2,154	2,154
Texas margin tax temporary credit	55	74
Other	61	101
Total deferred tax asset, net of deferred tax liabilities	38,380	38,492

Valuation allowance	(38,380)	(38,492)
Net deferred tax asset	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results. The change in valuation allowance for the year ended December 31, 2023 is a decrease of $112,000. The change in valuation allowance for the year ended December 31, 2022 was an increase of $3,273,000.

We and our subsidiary file federal and state tax returns on a consolidated basis. On October 1, 2019 Oblong, Inc. acquired the stock of Oblong Industries Inc. that resulted in Oblong Industries Inc.'s shareholders owning 75% of Oblong, Inc. Therefore, an “ownership change” occurred on this date (as defined under Section 382 of the Internal Revenue Code of 1986, as amended), which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change. If additional ownership changes occur in the future, the use of the net operating loss carryforwards could be subject to further limitation.

As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the 2019 ownership change resulted in the permanent loss of approximately $30,880,000 of tax NOL carryforwards. At December 31, 2022, we had federal net operating loss carryforwards of $135,517,000 available to offset future federal taxable income, after Section 382 limitation considerations. At December 31, 2023, we had federal net operating loss carryforwards of $140,075,000 available to offset future federal taxable income, after section 382 limitation considerations. Of this amount, $75,350,000 will expire in various amounts from 2024 through 2037. As of December 31, 2023 and 2022, the Company also has various state net operating loss carryforwards of $98,844,000 and $97,531,000, respectively. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change, from year to year and impact the amount of such carryforwards. The Company has Research and Development credits of $2,154,000 at December 31, 2023 and 2022. The Research and Development credit begins to expire at the end of 2026.

The issuance of the securities in the March 31, 2023 private placement significantly diluted the ownership interest of the existing holders of our common stock. The Company is reviewing if a Section 382 ownership change occurred as a result of the private placement stock issuance. If a Section 382 ownership change did occur, this event would further limit the utilization of, and the timing of utilization, of the federal and state net operating loss carryforwards above.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s Consolidated Financial Statements for the years ended December 31, 2023 and 2022. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to unrecognized tax benefits. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2023 and 2022.

The Internal Revenue Service may generally access additional income tax for the most recent three years. This would generally prevent the Internal Revenue Service from opening an examination for years ended on or before December 31, 2020. However, there are exceptions that can extend the statute of limitations to six years, and in some cases, prevent the statute of limitations from ever expiring.

Note 16 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2023 and 2022 were $64,000 and $93,000, respectively.