Form 10-Q
period 2024-03-31
Oblong, Inc.
filed 2024-05-08
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.
or
☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-35376
OBLONG, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0312442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 16th Street, Suite 1400-1024, Denver, CO 80202
(Address of Principal Executive Offices, including Zip Code)

(213) 683-8863 ext. 5
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 3, 2024 was 20,286,675.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2023, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2024, as well as under “Part II. Item 1A. Risk Factors” in this report. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: opportunities for and benefits of potential strategic alternatives; our expectations and estimates relating to customer attrition, demand for our product offerings, sales cycles, future revenues, expenses, capital expenditures and cash flows; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; the future exercise of warrants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about the ongoing performance and success of our Managed Service business; statements relating to market need and evolution of the industry, our solutions and our service platforms; and the adequacy of our internal controls. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•our ability to raise capital in one or more debt and/or equity offerings in order to fund operations or any growth initiatives and our ability to continue as a going concern;
•the impact of the issuance of our Series F Preferred Stock in the March 2023 private placements, conversions of our Series F Preferred Stock and sales of the underlying conversion shares.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,360	$5,990
Accounts receivable, net	15	424
Inventory, net	127	239
Prepaid expenses and other current assets	421	243
Total current assets	5,923	6,896
Operating lease - right of use asset, net	—	17
Other assets	12	12
Total assets	$5,935	$6,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351	$211
Accrued expenses and other current liabilities	1,031	1,038
Current portion of deferred revenue	105	132
Operating lease liabilities	—	17
Total current liabilities	1,487	1,398
Long-term liabilities:
Deferred revenue, net of current portion	14	26
Total liabilities	1,501	1,424
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock Series F, convertible; $.0001 par value; $1,102,150 stated value; 42,000 shares authorized, 1,008 and 1,930 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 20,294,228 shares issued and 20,285,675 outstanding at March 31, 2024 and 16,692,124 shares issued and 16,683,572 shares outstanding at December 31, 2023	2	2
Treasury stock, 8,000 shares of common stock	(181)	(181)
Additional paid-in capital	233,980	233,911
Accumulated deficit	(229,367)	(228,231)
Total stockholders' equity	4,434	5,501
Total liabilities and stockholders’ equity	$5,935	$6,925
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$626	$1,038
Cost of revenue (exclusive of depreciation and amortization)	629	762
Gross profit	(3)	276

Operating expenses:
Research and development	50	6
Sales and marketing	54	218
General and administrative	1,077	1,169
Depreciation and amortization	—	86
Total operating expenses	1,181	1,479
Loss from operations	(1,184)	(1,203)
Interest and other expense, net	—	5
Other income	(48)	(27)
Interest and other income, net	(48)	(22)
Loss before income taxes	(1,136)	(1,181)
Income tax expense	—	38
Net loss	(1,136)	(1,219)
Preferred stock dividends	44	—
Warrant modification	—	25
Net loss attributable to common stockholders	$(1,180)	$(1,244)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.07)	$(0.60)

Weighted-average number of shares of common stock:
Basic and diluted	17,123	2,065

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2024
(In thousands, except shares of Series F Preferred Stock)
(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2023	1,930	$—	16,692	$2	8	$(181)	$233,911	$(228,231)	$5,501
Net loss	—	—	—	—	—	—	—	(1,136)	(1,136)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Conversions of Series F Preferred Stock including accrued dividends of $82,000	(922)	—	3,602	—	—	—	82	—	82
Series F Preferred Stock dividends	—	—	—	—	—	—	(44)	—	(44)
Balance at March 31, 2024	1,008	$—	20,294	$2	8	$(181)	$233,980	$(229,367)	$4,434

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2023
(In thousands, except shares of Series F Preferred Stock)
(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2022	—	$—	2,071	$—	8	$(181)	$227,645	$(223,847)	$3,617
Net loss	—	—	—	—	—	—	—	(1,219)	(1,219)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Proceeds from private placement, net of fees and amounts held in escrow	6,550	—	—	—	—	—	1,473	—	1,473
Balance at March 31, 2023	6,550	$—	2,071	$—	8	$(181)	$229,149	$(225,066)	$3,902
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,136)	$(1,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	86
Bad debt (recovery) expense	—	(24)
Non-cash lease expense from right-of-use asset	17	43
Stock-based compensation	31	31
Changes in operating assets and liabilities:
Accounts receivable	409	47
Inventory	112	89
Prepaid expenses and other current assets	(178)	(298)
Other assets	—	9
Accounts payable	140	23
Accrued expenses and other current liabilities	31	591
Deferred revenue	(39)	(125)
Lease liabilities	(17)	(97)
Net cash used in operating activities	(630)	(844)
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs and amounts in escrow	—	1,473
Net cash provided by financing activities	—	1,473
Decrease (increase) in cash	(630)	629
Cash and cash equivalents at beginning of period	5,990	3,085
Cash and cash equivalents at end of period	$5,360	$3,714

Supplemental disclosures of cash flow information:

Reconciliation of cash and cash equivalents
Cash	$4,860	$3,714
Current certificates of deposit	500	—
Total cash and cash equivalents	$5,360	$3,714

Cash paid during the period for interest	$5	$2
Cash paid for income taxes	$—	$31
Non-cash investing and financing activities:
Preferred stock dividends	$44	$—
Warrant modification	$—	$25
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and is a provider of patented multi-stream collaboration technologies and managed services for video collaboration and network applications.

Basis of Presentation

The Company's fiscal year ends on December 31 of each calendar year. The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on substantially the same basis as our annual Consolidated Financial Statements for the fiscal year ended December 31, 2023. In the opinion of the Company's management, these interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2023 year-end Condensed Consolidated Balance Sheet data in this document was derived from audited consolidated financial statements. The Condensed Consolidated Financial Statements and notes included in this quarterly report on Form 10-Q do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2023 and notes thereto included in the Company's fiscal 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 19, 2024 (the “2023 Annual Report”).

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

Cash and Cash Equivalents

As of March 31, 2024, our total cash balance of $5,360,000 is available. Of this balance $500,000 was held in short-term certificates of deposit with MidFirst Bank. As of December 31, 2023, our total cash balance of $5,990,000 was available with $500,000 held in short-term certificates of deposit with MidFirst Bank. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Segments

The Company currently operates in two segments: (1) “Collaboration Products” which represents the business surrounding our Mezzanine™ product offerings, and (2) “Managed Services” which represents the business surrounding managed services for video collaboration and network solutions. See Note 8 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowances for inventory obsolescence and estimated credit losses and the inputs used in the fair value of equity-based awards.

Intangible Assets

As of March 31, 2024 and December 31, 2023, we had no intangible assets. During the three months ended March 31, 2023, we recorded $86,000 in amortization expense related to intangible assets.

Operating Lease Right-of-use-Assets and Liabilities

In February 2024, we exited our warehouse lease in City of Industry, California, and are no longer a party to any operating leases. Right-of-use assets, net totaled $17,000 as of December 31, 2023, consisting of the warehouse lease discussed above. As of March 31, 2024, the Company had no right-of-use assets remaining. The remaining operating lease liability as of December 31, 2023 was $17,000, consisting of the warehouse lease discussed above. As of March 31, 2024, the Company had no lease liability remaining. During the three months ended March 31, 2024, we recorded $17,000 in lease expenses. During the three months ended March 31, 2023, we recorded $46,000 in lease expenses, net of common charges, and sublease proceeds of $16,000.

Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our 2023 Annual Report, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic280): Improvements to Reportable Segment Disclosures. The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the financial statements and related disclosures, which is not expected to be material.

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

Note 2 - Liquidity

As of March 31, 2024, we had $5,360,000 in cash and working capital of $4,436,000. For the three months ended March 31, 2024, we incurred a net loss of $1,136,000 and used $630,000 of net cash in operating activities.

We believe that our existing cash will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC.

Note 3 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Compensation costs	$526	$448
Customer deposits	86	118
Professional fees	129	104
Taxes and regulatory fees	19	22
Accrued rent	170	202
Accrued dividends on Series F Preferred Stock	94	136
Other accrued expenses and liabilities	7	8
Accrued expenses and other liabilities	$1,031	$1,038

Note 4 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”), under the ticker symbol “OBLG”. As of March 31, 2024, we had 150,000,000 shares of our Common Stock authorized, with 20,294,000 and 20,286,000 shares issued and outstanding, respectively.
During the three months ended March 31, 2024, 922 shares of Series F Preferred Stock, plus $82,000 accrued dividends, were converted to 3,602,103 shares of the Company’s common stock. See Note 5 - Preferred Stock, for further detail.
Common Stock activity for the three months ended March 31, 2024 is presented below (in thousands).

Issued Shares as of December 31, 2022	2,071
Issuances from Preferred Stock conversions	14,102
Issuances related to warrant exercises	746
Issuances related to stock compensation	180
Common shares exchanged for prepaid warrants	(407)
Issued Shares as of December 31, 2023	16,692
Issuances from Preferred Stock conversions	3,602
Issued Shares as of March 31, 2024	20,294
Less Treasury Shares:	(8)
Outstanding Shares as of March 31, 2024	20,286
Common Stock Warrants
Warrants outstanding as of March 31, 2024 are as follows:

Issue Date	Warrants Outstanding	Exercise Price	Expiration Date
June 28, 2021	750	$66.00	December 31, 2024
March 31, 2023	4,136,850	$1.71	September 30, 2028
	4,137,600

Warrant activity for the three months ended March 31, 2024 and the year ended December 31, 2023 is presented below.

	Outstanding and Exercisable
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2022	343,099	$66.34
Granted	4,543,626	1.71
Exercised	(746,027)	0.78
Expired	(2,601)	76.93
Forfeited	(247)	—
Warrants outstanding and exercisable, December 31, 2023	4,137,850	1.72
Expired	(250)	60.00
Warrants outstanding and exercisable, March 31, 2024	4,137,600	$1.72

Treasury Shares

The Company maintains treasury stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the three months ended March 31, 2024 or the year ended December 31, 2023.

Note 5 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2024, we had 1,983,250 designated shares of preferred stock and 1,008 shares of preferred stock issued and outstanding. As of December 31, 2023, we had 1,930 shares of preferred stock issued and outstanding.

Series F Preferred Stock
On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “Private Placement”) (i) 6,550 shares of our newly designated Series F Preferred Stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (the “Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants the “Investor Warrants”) to acquire up to 3,830,417 shares of Common Stock. Please refer to Note 4 - Capital Stock for additional detail regarding the Series F Preferred Stock and Preferred Warrants. The terms of the Series F Preferred Stock are as set forward in the Certificate of Designations of Series F Preferred Stock of Oblong, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The Private Placement closed on March 31, 2023, in exchange for gross and net proceeds of $6,386,000 and $5,364,000, respectively. The financing fees associated with the Purchase Agreement were $1,022,000.

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
During the year ended December 31, 2023 and the three months ended March 31, 2024, 4,620 and 922 shares of Series F Preferred Stock, plus accrued dividends, were converted to 14,102,477 and 3,602,103 shares of the Company’s common stock, respectively. There were 1,008 shares of Series F Preferred Stock outstanding and accrued dividends of $94,000 as of March 31, 2024. Series F Preferred Stock transactions are summarized in the table below (in thousands except for shares of Series F Preferred Stock:

	Series F Preferred Stock Shares	Preferred Stock Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
March 31, 2023 Issuance	6,550	$—		—
2023 Accrued Dividends	—	$343		—
2023 Conversions	(4,620)	$(211)	$0.34	14,102
December 31, 2023 Balance	1,930	$132		14,102
2024 Accrued Dividends	—	$44		—
2024 Conversions	(922)	$(82)	0.28	3,602
March 31, 2024 Balance	1,008	$94	$0.33	17,704

Series F Preferred Stock Warrants

The Preferred Warrants are exercisable for Series F Preferred Shares at an exercise price of $975. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalizations or other similar transactions involving the Common Stock. The Preferred Warrants expire three years from the date of issuance and are exercisable for cash. For each Preferred Warrant exercised, the Investors shall receive Common Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock the Investors would receive if the Series F Preferred Shares issuable upon exercise of such Warrant were converted at the applicable Conversion Price. The fair value of the Preferred Warrants was recorded within additional paid-in capital upon issuance. As of March 31, 2024, no Preferred Warrants have been exercised.

Note 6 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of December 31, 2023, the share pool available for new grants under the 2019 Plan was 3.

Stock Options

A summary of stock option activity under our plans, and options outstanding as of, and changes made during the three months ended March 31, 2024 and year ended December 31, 2023 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2022	16,668	$143.63	10,000	$206.85
Vested	—	—	3,336	48.75
Expired	(6,668)	285.89	(6,668)	285.89
Options outstanding and exercisable, December 31, 2023	10,000	48.75	6,668	48.75
Options outstanding and exercisable, March 31, 2024	10,000	$48.75	6,668	$48.75

The intrinsic value of vested and unvested options was not significant for all periods presented. Stock compensation expense related to stock options for the three months ended March 31, 2024 and 2023 was $31,000 and was recorded as a general and administrative expense on our Condensed Consolidated Statements of Operations. The remaining unrecognized stock-based compensation expense for options as of March 31, 2024 is $30,000, which will be recognized over a weighted average period of 3 months.
Restricted Stock
As of March 31, 2024 and December 31, 2023, there were no outstanding restricted stock awards or restricted stock units (“Restricted Stock”). For the three months ended March 31, 2024 and 2023, there was no stock compensation expense recorded for Restricted Stock and there was no unamortized expense related to Restricted Stock. The following table shows a summary of Restricted Stock activity for the year ended December 31, 2023. There was no Restricted Stock activity during the three months ended March 31, 2024.

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Unvested shares, December 31, 2022	42	$235.87	—	$—
Granted	—		177,564	2.14
Vested	(42)	235.87	(177,564)	2.14
Unvested Shares, December 31, 2023	—	—	—	—
Unvested Shares, March 31, 2024	—	$—	—	$—

Note 7 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested Restricted Stock. Unvested Restricted Stock, although classified as issued and outstanding at March 31, 2023, was considered contingently returnable until the restrictions lapsed and was not included in the basic net loss per share calculation for the three months ended March 31, 2023. Unvested Restricted Stock does not contain non-forfeitable rights to dividends and dividend equivalents.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, warrants, and unvested Restricted Stock, to the extent they are dilutive. For the three months ended March 31, 2024 and 2023, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(1,136)	$(1,219)
Less: preferred stock dividends	(44)	—
Less: warrant modification	—	(25)
Net loss attributable to common stockholders	$(1,180)	$(1,244)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	17,123	2,065
Basic and diluted net loss per share	$(0.07)	$(0.60)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	As of March 31,
	2024	2023
Unvested restricted stock awards	—	42
Outstanding stock options	10,000	10,167
Common stock issuable upon conversion of Series F Preferred Stock (1)	3,947,529	3,830,409
Common stock issuable upon conversion of Series F Preferred Warrants (2)	117,299,427	—
Common stock issuable upon conversion of Common Stock warrants	4,137,600	4,479,947
(1) Calculation assumes conversion of the stated value, and accrued dividends, of the Series F Preferred Stock into Common Stock at the Floor Price as of March 31, 2024, and at the initial conversion price of $1.71 as of March 31, 2023.
(2) Calculation assumes exercise of the Series F Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at the Floor Price as of March 31, 2024. The Series F Preferred Stock Warrants were not exercisable as of March 31, 2023.

Note 8 - Segment Reporting

The Company currently operates in two segments: (1) “Managed Services”, which represents the business surrounding managed services for video collaboration and network applications; and (2) “Collaboration Products” which represents the business surrounding our Mezzanine™ product offerings.

Certain information concerning the Company’s segments for the three months ended March 31, 2024 and 2023 is presented in the following tables (in thousands):

	Three Months Ended March 31, 2024
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$522	$104	$—	$626
Cost of revenues	369	260	—	629
Gross profit	$153	$(156)	$—	$(3)
Gross profit %	29%	(150)%		—%

Allocated operating expenses	$—	$121	$—	$121
Unallocated operating expenses	—	—	1,060	1,060
Total operating expenses	$—	$121	$1,060	$1,181

Income (loss) from operations	$153	$(277)	$(1,060)	$(1,184)
Interest and other income, net	(32)	(16)	—	(48)
Net income (loss) before tax	185	(261)	(1,060)	(1,136)
Income tax expense	—	—	—	—
Net income (loss)	$185	$(261)	$(1,060)	$(1,136)

	Three Months Ended March 31, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$690	$348	$—	$1,038
Cost of revenues	460	302	—	762
Gross profit	$230	$46	$—	$276
Gross profit %	33%	13%		27%

Allocated operating expenses	$—	$286	$—	$286
Unallocated operating expenses	—	—	1,193	1,193
Total operating expenses	$—	$286	$1,193	$1,479

Income (loss) from operations	$230	$(240)	$(1,193)	$(1,203)
Interest and other expense (income), net	3	(25)	—	(22)
Income (loss) before income taxes	227	(215)	(1,193)	(1,181)
Income tax expense	7	31	—	38
Net income (loss)	$220	$(246)	$(1,193)	$(1,219)

Unallocated operating expenses in Corporate include costs for the three months ended March 31, 2024 and 2023 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

For the three months ended March 31, 2024, and 2023, there was no material revenue attributable to any individual foreign country.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Domestic	$261	$563
Foreign	365	475
	$626	$1,038

Disaggregated information for the Company’s revenue has been recognized in the accompanying Condensed Consolidated Statements of Operations and is presented below according to contract type (in thousands):

	Three Months Ended March 31,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Video collaboration services	$14	2%	$64	6%
Network services	503	80%	618	60%
Professional and other services	5	1%	8	1%
Total Managed Services revenue	$522	83%	$690	66%

Revenue: Collaboration Products
Visual collaboration product offerings	$104	17%	$348	34%
Total revenue	$626	100%	$1,038	100%

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Three Months Ended March 31,
		2024	2023
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	82%	52%

Concentration of accounts receivable was as follows:

		As of March 31, 2024
		2024	2023
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	—%	41%
Customer B	Managed Services	—%	11%
Customer C	Collaboration Products	—%	14%
Customer D	Collaboration Products	—%	15%
Customer E	Collaboration Products	73%	—%

Note 9 - Commitments and Contingencies

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. As of the date hereof, we are not party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations or liquidity.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. In May 2023, the WHO declared COVID-19 over as a global health emergency. Customers generally use our Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Revenue declines for our Collaboration Products business are primarily due to lower demand, largely a consequence of the commercial reactions to the COVID-19 pandemic and its prolonged effects. We believe the COVID-19 pandemic fundamentally altered the way businesses consider the use of physical office spaces and, consequently, the demand for technologies that enable in-person collaboration within these spaces. Our analysis indicates that the reduced demand for our Mezzanine™ products, particularly in the aftermath of COVID-19, reflects a broader reassessment among our customers regarding the necessity and investment in collaboration solutions tailored for traditional office environments. Continuation of this trend could cause further declines in our revenue for this business. Although the Company cannot presently quantify the future financial impacts of this trend, such impacts will likely continue to have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows.

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

Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. As discussed below, sales of our Mezzanine product have been adversely affected by the commercial response to the COVID-19 pandemic and its aftermath. Like many technology companies in recent months, we will continue to monitor and manage our costs relative to demand with the goal of growing the Company’s revenue in the future. To the extent we believe new investments in product development, marketing, or sales are warranted as a result of changes in market demand, we believe additional capital will be required to fund those efforts and our ongoing operations.

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

Oblong’s Results of Operations

Three Months Ended March 31, 2024 (the “2024 First Quarter”) compared to the Three Months Ended March 31, 2023 (the “2023 First Quarter”)

Certain information concerning the Company’s segments for the three months ended March 31, 2024 and 2023 and is presented below (in thousands):

	Three Months Ended March 31, 2024
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$522	$104	$—	$626
Cost of revenues	369	260	—	629
Gross profit	$153	$(156)	$—	$(3)
Gross profit %	29%	(150)%		—%

Allocated operating expenses	$—	$121	$—	$121
Unallocated operating expenses	—	—	1,060	1,060
Total operating expenses	$—	$121	$1,060	$1,181

Income (loss) from operations	$153	$(277)	$(1,060)	$(1,184)
Interest and other income, net	(32)	(16)	—	(48)
Net income (loss) before tax	185	(261)	(1,060)	(1,136)
Income tax expense	—	—	—	—
Net income (loss)	$185	$(261)	$(1,060)	$(1,136)

	Three Months Ended March 31, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$690	$348	$—	$1,038
Cost of revenues	460	302	—	762
Gross profit	$230	$46	$—	$276
Gross profit %	33%	13%		27%

Allocated operating expenses	$—	$286	$—	$286
Unallocated operating expenses	—	—	1,193	1,193
Total operating expenses	$—	$286	$1,193	$1,479

Income (loss) from operations	$230	$(240)	$(1,193)	$(1,203)
Interest and other expense (income), net	3	(25)	—	(22)
Income (loss) before income taxes	227	(215)	(1,193)	(1,181)
Income tax expense	7	31	—	38
Net income (loss)	$220	$(246)	$(1,193)	$(1,219)

Unallocated operating expenses in Corporate include costs during the 2024 and 2023 First Quarters that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

Revenue. Total revenue decreased 40% in the 2024 First Quarter compared to the 2023 First Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended March 31,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Video collaboration services	$14	2%	$64	6%
Network services	503	80%	618	60%
Professional and other services	5	1%	8	1%
Total Managed Services revenue	$522	83%	$690	66%

Revenue: Collaboration Products
Visual collaboration product offerings	$104	17%	$348	34%
Total revenue	$626	100%	$1,038	100%

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

•For the three months ended March 31, 2024, one customer made up 98% of Managed Services revenue. For the three months ended March 31, 2023, this same customer made up 80% of Managed Services revenue.

•We expect revenue declines in our Managed Services segment will continue in the future.

Collaboration Products
•Customers generally use our Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. The year-over-year decrease in revenue for our Collaboration Products business is due to lower demand, largely a consequence of the work-place reactions to the COVID-19 pandemic and its prolonged effects. We believe the COVID-19 pandemic fundamentally altered the way businesses consider the use of physical office spaces and, consequently, the demand for technologies that enable in-person collaboration within these spaces. Our analysis indicates that the reduced demand for our Mezzanine™ products, particularly in the aftermath of COVID-19, reflects a broader reassessment among our customers regarding the necessity and investment in collaboration solutions tailored for traditional office environments.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of Revenue
Managed Services	$369	$460
Collaboration Products	260	302
Total cost of revenue	$629	$762

The decrease in our consolidated cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period, offset by an increase in the expense related to our reserve for obsolescence on our inventory asset for our Collaboration Products segment. Our consolidated gross profit as a percentage of revenue was 0% in the 2024 First Quarter compared to a consolidated gross profit as a percentage of revenue of 27% in the 2023 First Quarter.

Our Managed Services segment recorded a 29% gross profit as a percentage of sales for the 2024 First Quarter compared to 33% in the 2023 First Quarter. This decrease was mainly attributable to fixed overhead costs related to lower sales as addressed above.

Our Collaboration Products segment recorded a negative gross profit as a percentage of sales of 150% for the 2024 First Quarter compared to a 13% gross profit as a percentage of revenue in the 2023 First Quarter. This decrease was mainly attributable to lower sales and an increase in our inventory obsolescence reserve of $35,000 in the 2024 First Quarter compared to the 2023 First Quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$50	$6	$44	733%
Sales and marketing	54	218	(164)	(75)%
General and administrative	1,077	1,169	(92)	(8)%
Depreciation and amortization	—	86	(86)	(100)%
Total operating expenses	$1,181	$1,479	$(298)	(20)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The increase in research and development expenses for the 2024 First Quarter compared to the 2023 First Quarter is primarily attributable to an increase in consulting, and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for 2024 First Quarter compared to the 2023 First Quarter is primarily attributable to lower personnel costs due to reduced headcount and less sales as discussed above and reduced marketing costs between these periods.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the 2024 First Quarter compared to the 2023 First Quarter is primarily attributable to reduced overhead and professional service expenses as a result of cost-cutting measures.

Depreciation and Amortization. The decrease in depreciation and amortization expenses for the 2024 First Quarter compared to the 2023 First Quarter is attributable to the disposition and impairment of certain assets during the year ended 2023.

Interest and Other Income, Net. Interest and other income, net for the 2024 First Quarter primarily comprised of interest income related to our cash accounts, partially offset by interest expense.

Loss from Operations. The decrease in the Company’s loss from operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is mainly attributable to lower operating expenses, partially offset by lower gross profit, as addressed above.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2024. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2023 Annual Report.

Liquidity and Capital Resources

As of March 31, 2024, we had $5,360,000 in cash and working capital of $4,436,000. For the three months ended March 31, 2024, we incurred a net loss of $1,136,000 and used $630,000 of net cash in operating activities.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC. We believe additional capital will be required, in the long-term, to fund operations and provide growth capital including our pursuit of potential strategic alternatives and investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. As of the date hereof, we are not party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations, or liquidity.

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2023 Annual Report. Except as set forth below, there have been no material changes to these risks during the three months ended March 31, 2024. The risks described in the 2023 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the three months ended March 31, 2024, one major customer accounted for 82% of the Company’s total consolidated revenue. The composition of our significant customers will vary from period-to-period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a failure of a depository institution to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

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

On March 20, 2024, the Company received written notification from the Listing Qualifications Department of Nasdaq, granting the Company's request for a 180-day extension to regain compliance with the Bid Price Rule. The Company now has until September 16, 2024 to meet the requirement. If at any time prior to September 16, 2024, the bid price of the Company's ordinary shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Bid Price Rule.

If the Company does not regain compliance with the Bid Price Rule during the additional 180-day extension, Nasdaq will provide written notification to the Company that its Common Stock will be delisted. At that time, the Company may appeal such delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. There can be no assurance that such appeal would be successful.

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

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with Listing Rule 5810(c)(3)(A), Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain our listing, even if we regain compliance with Listing Rule 5810(c)(3)(A) as a result of any reverse stock split. In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet Listing Rule 5810(c)(3)(A) after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one will not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities by the Company

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2023, and incorporated herein by reference).

3.2
By-laws, as amended by the First Amendment to Amended and Restated By-Laws, dated October 19, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2023, and incorporated herein by reference).

4.1
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

4.7
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

4.10	Form of Common Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.11	Form of Preferred Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBLONG, INC.

May 8, 2024	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

May 8, 2024	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)