Form 10-Q
period 2024-06-30
Oblong, Inc.
filed 2024-08-07
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 6, 2024 was 28,242,418.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2023, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2024, as well as under “Part II. Item 1A. Risk Factors” in this report. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: opportunities for and benefits of potential strategic alternatives; our expectations and estimates relating to customer attrition, demand for our product offerings, sales cycles, future revenues, expenses, capital expenditures and cash flows; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; our liquidity projection; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; the future exercise of warrants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about the ongoing performance and success of our Managed Service business; statements relating to market need and evolution of the industry, our solutions and our service platforms; and the adequacy of our internal controls. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to raise capital in one or more debt and/or equity offerings in order to fund operations or any growth initiatives and our ability to continue as a going concern;
•

the impact of the issuance of our Series F Preferred Stock in the March 2023 private placements, conversions of our Series F Preferred Stock, exercises of the Series F Preferred Stock warrants, and sales of the underlying conversion shares.

•	customer acceptance and demand for our video collaboration services and network applications;
•	our ability to launch new products and offerings and to sell our solutions;
•	our ability to compete effectively in the video collaboration services and network services businesses;
•	the ongoing performance and success of our Managed Services business;
•	our ability to maintain and protect our proprietary rights;
•	our ability to withstand industry consolidation;
•	our ability to adapt to changes in industry structure and market conditions;
•	actions by our competitors, including price reductions for their competitive services;
•	the quality and reliability of our products and services;
•	the prices for our products and services and changes to our pricing model;
•	the success of our sales and marketing approach and efforts, and our ability to grow revenue;
•	customer renewal and retention rates;
•	the continued impact from the aftermath of the coronavirus pandemic on our revenue and results of operations;
•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;
•	increases in material, labor or other manufacturing-related costs;
•	changes in our go-to-market cost structure;
•	inventory management and our reliance on our supply chain;
•	our ability to attract and retain highly skilled personnel;
•	our reliance on open-source software and technology;
•	potential federal and state regulatory actions;
•	our ability to innovate technologically, and, in particular, our ability to develop next generation Oblong technology;
•	our ability to satisfy the standards for continued listing of our common stock on the Nasdaq Capital Market;
•	changes in our capital structure and/or stockholder mix;
•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and
•	our management’s ability to execute its plans, strategies and objectives for future operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and stated value)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,858	$5,990
Accounts receivable, net	31	424
Inventory, net	88	239
Prepaid expenses and other current assets	317	243
Total current assets	6,294	6,896
Operating lease - right of use asset, net	—	17
Other assets	11	12
Total assets	$6,305	$6,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111	$211
Accrued expenses and other current liabilities	1,059	1,038
Current portion of deferred revenue	77	132
Operating lease liabilities	—	17
Total current liabilities	1,247	1,398
Long-term liabilities:
Deferred revenue, net of current portion	6	26
Total liabilities	1,253	1,424
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock Series F, convertible; $0.0001 par value; $545,000 stated value; 42,000 shares authorized, 545 and 1,930 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 28,249,971 shares issued and 28,242,418 shares outstanding at June 30, 2024 and 16,692,124 shares issued and 16,684,571 outstanding at December 31, 2023	3	2
Treasury Stock, 7,553 common shares	(181)	(181)
Additional paid-in capital	235,580	233,911
Accumulated deficit	(230,350)	(228,231)
Total stockholders' equity	5,052	5,501
Total liabilities and stockholders’ equity	$6,305	$6,925

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$611	$956	$1,237	$1,994
Cost of revenue (exclusive of amortization)	491	834	1,120	1,596
Gross profit	120	122	117	398

Operating expenses:
Research and development	65	5	115	11
Sales and marketing	57	(58)	111	160
General and administrative	1,016	1,577	2,093	2,746
Amortization	—	87	—	173
Impairment charges	—	2	—	2
Casualty gain (insurance proceeds)	—	(400)	—	(400)
Total operating expenses	1,138	1,213	2,319	2,692
Operating loss	(1,018)	(1,091)	(2,202)	(2,294)
Interest income, net	(44)	(42)	(92)	(64)
Loss before income taxes	(974)	(1,049)	(2,110)	(2,230)
Income tax expense	9	—	9	38
Net loss	(983)	(1,049)	(2,119)	(2,268)
Preferred stock dividends	20	149	64	149
Warrant modification	—	—	—	25
Induced conversion of warrants	—	751	—	751
Net loss attributable to common share holders	$(1,003)	$(1,949)	$(2,183)	$(3,193)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.04)	$(0.78)	$(0.11)	$(1.40)
Weighted-average number of shares of common stock:
Basic and diluted	22,882	2,487	20,003	2,277

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2024

(In thousands, except shares of Series F Preferred Stock)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2023	1,930	$—	16,692	$2	8	$(181)	$233,911	$(228,231)	$5,501
Net loss	—	—	—	—	—	—	—	(1,136)	(1,136)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Series F Preferred Stock conversions	(922)	—	3,602	—	—	—	82	—	82
Series F Preferred Stock dividends	—	—	—	—	—	—	(44)	—	(44)
Balance at March 31, 2024	1,008	—	20,294	2	8	(181)	233,980	(229,367)	4,434
Net loss	—	—	—	—	—	—	—	(983)	(983)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Warrant exercise, net of fees	1,648	—	—	—	—	—	1,478	—	1,478
Series F Preferred Stock conversions	(2,111)	—	7,956	1	—	—	111	—	112
Series F Preferred Stock dividends	—	—	—	—	—	—	(20)	—	(20)
Balance at June 30, 2024	545	$—	28,250	$3	8	$(181)	$235,580	$(230,350)	$5,052

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2023

(In thousands, except shares of Series F Preferred Stock)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2022	—	$—	2,071	$—	8	$(181)	$227,645	$(223,847)	$3,617
Net loss	—	—	—	—	—	—	—	(1,219)	(1,219)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Proceeds from private placement, net of fees and amounts held in escrow	6,550	—	—	—	—	—	1,473	—	1,473
Balance at March 31, 2023	6,550	—	2,071	—	8	(181)	229,149	(225,066)	3,902
Net loss	—	—	—	—	—	—	—	(1,049)	(1,049)
Stock-based compensation	—	—	180	—	—	—	411	—	411
Warrant exercise, net of fees	—	—	339	—	—	—	534	—	534
Release of escrow from March 31, 2023 private placement	—	—	—	—	—	—	4,000	—	4,000
Fees associated with Series F Preferred Stock issuance	—	—	—	—	—	—	(38)	—	(38)
Series F Preferred Stock conversions	(175)	—	147	—	—	—	4	—	4
Series F Preferred Stock dividends	—	—	—	—	—	—	(149)	—	(149)
Balance at June 30, 2023	6,375	$—	2,737	$—	8	$(181)	$233,911	$(226,115)	$7,615

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,119)	$(2,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	173
Bad debt (recovery) expense	—	(32)
Non-cash lease expense from right-of-use asset	17	77
Stock-based compensation	62	442
Casualty gain (insurance proceeds)	—	(400)
Impairment charges - property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	393	203
Inventory	151	321
Prepaid expenses and other current assets	(74)	213
Other assets	1	18
Accounts payable	(100)	(48)
Accrued expenses and other current liabilities	151	(456)
Deferred revenue	(75)	(259)
Lease liabilities	(17)	(168)
Net cash used in operating activities	(1,610)	(2,182)
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs and amounts in escrow	—	5,435
Net proceeds from exercise of common stock warrants	—	534
Net proceeds from exercise of preferred stock warrants	1,478	—
Net cash provided by financing activities	1,478	5,969
(Decrease) increase in cash	(132)	3,787
Cash and cash equivalents at beginning of period	5,990	3,085
Cash and cash equivalents at end of period	$5,858	$6,872
Supplemental disclosures of cash flow information:

Reconciliation of cash and cash equivalents
Cash	$5,358	$6,872
Current certificates of deposit	$500	$—
Total cash and cash equivalents	$5,858	$6,872

Cash paid during the period for interest	$5	$9
Cash paid for income taxes	$—	$31

Non-cash investing and financing activities:
Preferred stock dividends	$64	$149
Common stock issued for conversion of Preferred Stock and accrued dividends	$194	$4
Warrant modification	$—	$25
Induced exercise of common stock warrants	$—	$751

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The December 31, 2023 Condensed Consolidated Balance Sheet data in this document was derived from audited consolidated financial statements. The Condensed Consolidated Financial Statements and notes included in this quarterly report on Form 10-Q do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2023 and notes thereto included in the Company's fiscal 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 19, 2024 (the “2023 Annual Report”).

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

Cash and Cash Equivalents

As of June 30, 2024, our total cash balance of $5,858,000 is available. Of this balance $500,000 was held in short-term certificates of deposit with MidFirst Bank. As of December 31, 2023, our total cash balance of $5,990,000 was available with $500,000 held in short-term certificates of deposit with MidFirst Bank. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Amortization Expense

As of June 30, 2024 and December 31, 2023, we had no intangible assets. Amortization expense related to intangible assets for the three and six months ended June 30, 2023 was $87,000 and $173,000, respectively.

Operating Lease Right-of-use-Assets and Liabilities

In February 2024, we exited our warehouse lease in City of Industry, California, and are no longer a party to any long-term operating leases. Right-of-use assets, net totaled $17,000 as of December 31, 2023, consisting of the warehouse lease discussed above. As of June 30, 2024, the Company had no right-of-use assets remaining. The remaining operating lease liability as of December 31, 2023 was $17,000, consisting of the warehouse lease discussed above. As of June 30, 2024, the Company had no lease liability remaining. During the six months ended June 30, 2024, we recorded $17,000 in lease expenses. During the three and six months ended June 30, 2023, we recorded $36,000 and $82,000 in lease expenses, respectively. These expenses are net of common charges, and sublease proceeds of $11,000 and $27,000, respectively.

Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our 2023 Annual Report, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2024.

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

Note 2 - Liquidity

As of June 30, 2024, we had $5,858,000 in cash and working capital of $5,047,000. For the six months ended June 30, 2024 we incurred a net loss of $2,119,000, financing activities provided $1,478,000 in net cash, and we used net cash of $1,610,000 in operating activities.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements through 2025.

Note 3 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023

Compensation costs	$675	$448
Customer deposits	86	118
Professional fees	93	104
Taxes and regulatory fees	20	22
Accrued rent	170	202
Accrued dividends on Series F Preferred Stock	4	136
Other accrued expenses and liabilities	11	8
Accrued expenses and other liabilities	$1,059	$1,038

Note 4 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”), under the ticker symbol “OBLG”. As of June 30, 2024, we had 150,000,000 shares of our Common Stock authorized, with 28,250,000 and 28,242,000 shares issued and outstanding, respectively.

During the three months ended June 30, 2024, 2,111 shares of Series F Preferred Stock, plus $110,000 of accrued dividends, were converted to 7,955,743 shares of the Company’s Common Stock. During the six months ended June 30, 2024, 3,033 shares of Series F Preferred Stock, plus $194,000 of accrued dividends, were converted into 11,558,000 shares of the Company's Common Stock. See Note 5 - Preferred Stock for further detail.

Common Stock activity for the year ended December 31, 2023 and six months ended June 30, 2024 is presented below (in thousands).

Issued Shares as of December 31, 2022	2,071
Issuances from Preferred Stock conversions	14,102
Issuances related to warrant exercises	746
Issuances related to stock compensation	180
Common shares exchanged for prepaid warrants	(407)
Issued Shares as of December 31, 2023	16,692
Issuances from Preferred Stock conversions	11,558
Issued Shares as of June 30, 2024	28,250
Less Treasury Shares:	(8)
Outstanding Shares as of June 30, 2024	28,242

Common Stock Warrants

During the three and six months ended June 30, 2024, Common Warrants were issued in accordance with the exercise provisions of the Preferred Warrants. See Note 5 - Preferred Stock for additional detail on the exercises of the Preferred Warrants. These Common Warrants are exercisable on the six-month anniversary of issuance, at an initial exercise price of $1.71, and have a term of five years.

Common Warrants outstanding as of June 30, 2024 are as follows:

Issue Date	Warrants Outstanding	Exercise Price	Expiration Date

Q2 2021	750	$66.00	Q4 2024
Q1 2023	4,136,850	$1.71	Q3 2028
Q2 2024	963,745	$1.71	Q4 2029
	5,101,345

Common Warrant activity for the year ended December 31, 2023 and six months ended June 30, 2024 is presented below.

	Outstanding
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	343,099	$—
Granted	4,543,626	1.56
Exercised	(746,027)	0.78
Expired	(2,848)	70.25
Warrants outstanding as of December 31, 2023	4,137,850	1.73
Granted	963,745	1.71
Expired	(250)	60.00
Warrants outstanding as of June 30, 2024 (1)	5,101,345	$1.71

(1) Of the outstanding shares at June 30, 2024, 4,137,600 were exercisable.

Treasury Shares

The Company maintains treasury stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the six months ended June 30, 2024 or the year ended December 31, 2023.

Note 5 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of June 30, 2024, we had 1,983,250 designated shares of preferred stock and 545 shares of preferred stock issued and outstanding. As of December 31, 2023, we had 1,930 shares of preferred stock issued and outstanding.

Series F Preferred Stock

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “Private Placement”) (i) 6,550 shares of our newly designated Series F Preferred Stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (the “Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants the “Investor Warrants”) to acquire up to 3,830,417 shares of Common Stock. See Note 4 - Capital Stock for additional detail regarding the Common Warrants. The terms of the Series F Preferred Stock are as set forward in the Certificate of Designations of Series F Preferred Stock of Oblong, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The Private Placement closed on March 31, 2023, in exchange for gross and net proceeds of $6,386,000 and $5,364,000, respectively. The financing fees associated with the Purchase Agreement were $1,022,000.

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

During the three and six months ended June 30, 2024, 2,111 and 3,033shares of Series F Preferred Stock, plus accrued dividends, were converted to 7,955,743 and 11,558,000 shares of the Company’s common stock, respectively. There were 545 shares of Series F Preferred Stock outstanding and accrued dividends of $4,000 as of June 30, 2024.

During the three and six months ended June 30, 2024, 1,648 Series F Preferred Shares were issued upon exercise of 1,648 Preferred Warrants. The Company received gross and net proceeds of $1,607,000 and $1,478,000, respectively.

One of our directors, Jonathan Schechter, is currently a partner at The Special Equities Group ("SEG"), a division of Dawson James Securities, Inc. In March 2023, prior to Mr. Schechter's appointment to our board in May 2023, SEG acted as placement agent in connection with our March 31, 2023 Purchase Agreement. During the three and six months ended June 30, 2024, pursuant to the terms of our engagement later with Dawson James Securities, Inc., we paid SEG a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the 1,648 Series F Preferred Warrants.  This fee was approximately $129,000. Mr. Schechter did not receive any of the fees paid.

Series F Preferred Stock transactions are summarized in the table below (in thousands except for shares of Series F Preferred Stock:

	Series F Preferred Stock Shares	Preferred Stock Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
March 31, 2023 Issuance	6,550	$—		—
2023 Accrued Dividends	—	345,000		—
2023 Conversions	(4,620)	(209,000)	$0.34	14,102,000
December 31, 2023 Balance	1,930	136,000		14,102,000
2024 Issuances	1,648	—		—
2024 Accrued Dividends	—	63,000		—
2024 Conversions	(3,033)	(195,000)	$0.28	11,558,000
June 30, 2024 Balance	545	$4,000	$0.33	25,660,000

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

During the three and six months ended June 30, 2024, 1,648 Preferred Warrants were exercised for gross and net proceeds of $1,607,000 and $1,478,000, respectively. In accordance with the exercise provisions of the Preferred Stock, 963,745 Common Warrants were issued during the three and six months ended June 30, 2024. See Note 4 - Capital Stock for further discussion of the Common Warrants. As of June 30, 2024, 31,102 Preferred Warrants remained outstanding.

Note 6 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of  December 31, 2023 and June 30, 2024, the share pool available for new grants under the 2019 Plan was 3.

Stock Options

A summary of stock option activity under our plans, and options outstanding as of, and changes made during the six months ended June 30, 2024 and year ended December 31, 2023 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2022	16,668	$143.62	10,000	$239.38
Vested	—	—	3,336	48.75
Expired	(6,668)	285.89	(6,668)	285.89
Options outstanding and exercisable, December 31, 2023	10,000	48.75	6,668	48.75
Vested	—		3,332	48.75
Options outstanding and exercisable, June 30, 2024	10,000	$48.75	10,000	$48.75

The intrinsic value of vested and unvested options was not significant for all periods presented. Stock compensation expense related to stock options for the three months ended June 30, 2024 and 2023 was $31,000 and stock compensation for the six months ended June 30, 2024 and 2023 was $62,000, which was included as a general and administrative expense on our Condensed Consolidated Statements of Operations. As of June 30, 2024 there is no remaining unamortized stock compensation expense.

Restricted Stock

As of June 30, 2024 and December 31, 2023, there were no outstanding restricted stock awards ("RSAs") or restricted stock units (“RSUs,” collectively "Restricted Stock"). There was no Restricted Stock activity or expense for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, 42 RSAs became fully vested and were delivered in shares of the Company's common stock. These RSAs were issued in 2014 and had been fully expensed, so there was no stock compensation expense related to RSAs for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, 177,564 RSUs were granted to certain board members. These RSU's vested immediately upon issuance and the stock compensation related to RSUs for the three and six months ended June 30, 2023 was $380,000, which was included in general and administrative expense on our Condensed Consolidated Statements of Operations. The following table shows a summary of Restricted Stock activity for the six months ended June 30, 2024 and the year ended December 31, 2023.

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Unvested shares, December 31, 2022	42	$235.87	—	$—
Granted	—		177,564	2.14
Vested	(42)	235.87	(177,564)	2.14
Unvested Shares, December 31, 2023	—	—	—	—
Unvested Shares, June 30, 2024	—	$—	—	$—

Note 7 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested Restricted Stock.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, warrants, and unvested Restricted Stock, to the extent they are dilutive. For the three and six months ended June 30, 2024 and 2023, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(983)	$(1,049)	$(2,119)	$(2,268)
Less: preferred stock dividends	20	149	64	149
Less: inducement of warrant exercise	—	751	—	751
Less: warrant modification	—	—	—	25
Net loss attributable to common stockholders	$(1,003)	$(1,949)	$(2,183)	$(3,193)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	22,882	2,487	20,003	2,277
Basic and diluted net loss per share	$(0.04)	$(0.78)	$(0.11)	$(1.40)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	As of June 30,
	2024	2023
Outstanding stock options	10,000	10,000
Common stock issuable upon conversion of Series F Preferred Stock (1)	1,964,986	3,728,070
Common stock issuable upon conversion of Series F Preferred Warrants (2)	111,396,848	19,152,047
Common stock issuable upon conversion of Common Stock warrants	5,101,345	4,139,784

(1)

Calculation assumes conversion of the stated value, and accrued dividends, of the Series F Preferred Stock into Common Stock at the Floor Price as of June 30, 2024, and at the initial conversion price of $1.71 as of June 30, 2023.

(2)

Calculation assumes exercise of the Series F Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at the Floor Price as of June 30, 2024 and at the initial conversion price of $1.71 as of  June 30, 2023.

Note 8 - Segment Reporting

The Company currently operates in two segments: (1) “Managed Services” which represents the business surrounding managed services for video collaboration and network applications; and (2) “Collaboration Products” which represents the business surrounding our Mezzanine™ product offerings.

Certain information concerning the Company’s segments for the three and six months ended June 30, 2024 and 2023 is presented in the following tables (in thousands):

	Three Months Ended June 30, 2024
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$508	$103	$—	$611
Cost of revenues	331	160	—	491
Gross profit	$177	$(57)	$—	$120
Gross profit %	35%	(55)%		20%

Allocated operating expenses	$31	$122	$—	$153
Unallocated operating expenses	—	—	985	985
Total operating expenses	$31	$122	$985	$1,138

Operating income (loss)	$146	$(179)	$(985)	$(1,018)
Interest income, net	(35)	(9)	—	(44)
Income (loss) before income taxes	181	(170)	(985)	(974)
Income tax expense	6	3	—	9
Net income (loss)	$175	$(173)	$(985)	$(983)

	Three Months Ended June 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$640	$316	$—	$956
Cost of revenues	430	404	—	834
Gross profit	$210	$(88)	$—	$122
Gross profit %	33%	(28)%		13%

Allocated operating expenses	$3	$(376)	$—	$(373)
Unallocated operating expenses	—	—	$1,586	1,586
Total operating expenses	$3	$(376)	$1,586	$1,213

Operating income (loss)	$207	$288	$(1,586)	$(1,091)
Interest income, net	(37)	(5)	—	(42)
Income (loss) before income taxes	244	293	(1,586)	(1,049)
Income tax expense	—	—	—	—
Net income (loss)	$244	$293	$(1,586)	$(1,049)

	Six Months Ended June 30, 2024
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,030	$207	$—	$1,237
Cost of revenues	700	420	—	1,120
Gross profit	$330	$(213)	$—	$117
Gross profit %	32%	(103)%		9%

Allocated operating expenses	$62	$243	$—	$305
Unallocated operating expenses	—	—	2,014	2,014
Total operating expenses	$62	$243	$2,014	$2,319

Operating income (loss)	$268	$(456)	$(2,014)	$(2,202)
Interest income, net	(67)	(25)	—	(92)
Income (loss) before income taxes	335	(431)	(2,014)	(2,110)
Income tax expense	6	3	—	9
Net income (loss)	$329	$(434)	$(2,014)	$(2,119)

	Six Months Ended June 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,330	$664	$—	$1,994
Cost of revenues	890	706	—	1,596
Gross profit	$440	$(42)	$—	$398
Gross profit %	33%	(6)%		20%

Allocated operating expenses	$3	$(90)	$—	$(87)
Unallocated operating expenses	—	—	2,779	2,779
Total operating expenses	$3	$(90)	$2,779	$2,692

Operating income (loss)	$437	$48	$(2,779)	$(2,294)
Interest income, net	(34)	(30)	—	(64)
Income (loss) before income taxes	471	78	(2,779)	(2,230)
Income tax expense	7	31	—	38
Net income (loss)	$464	$47	$(2,779)	$(2,268)

Unallocated operating expenses in Corporate include costs for the three and six months ended June 30, 2024 and 2023 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

For the three and six months ended June 30, 2024 and 2023, there was no material revenue attributable to any individual foreign country.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$209	$437	$470	$1,000
Foreign	$402	$519	767	994
	$611	$956	$1,237	$1,994

Disaggregated information for the Company’s revenue has been recognized in the accompanying Condensed Consolidated Statements of Operations and is presented below according to contract type (in thousands):

	Three Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Video collaboration services	$21	3%	$46	5%
Network services	484	79%	583	61%
Professional and other services	3	0%	11	1%
Total Managed Services revenue	$508	83%	$640	67%

Revenue: Collaboration Products
Visual collaboration product offerings	$103	17%	$316	33%
Total revenue	$611	100%	$956	100%

	Six Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Video collaboration services	$35	3%	$110	6%
Network services	987	80%	1,201	60%
Professional and other services	8	1%	19	1%
Total Managed Services revenue	$1,030	83%	$1,330	67%

Revenue: Collaboration Products
Visual collaboration product offerings	$207	17%	$664	33%
Total revenue	$1,237	100%	$1,994	100%

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Three Months Ended June 30,
		2024	2023
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	81%	56%

		Six Months Ended June 30,
		2024	2023
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	81%	54%

Concentration of accounts receivable was as follows:

		As of June 30, 2024
		2024	2023
		% of Accounts	% of Accounts
	Segment	Receivable	Receivable
Customer A	Managed Services	—%	58%
Customer B	Collaboration Products	40%	—%
Customer C	Collaboration Products	—%	14%
Customer D	Managed Services	12%	2%
Customer E	Collaboration Products	12%	—%
Customer F	Managed Services	—%	11%

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

Letter of Intent

On June 4, 2024, we announced a non-binding letter of intent to acquire 100% of the outstanding equity interests of Dwellwell Analytics (“Dwellwell”). The proposed transaction was subject to conditions, including due diligence, negotiation of definitive documentation and board and shareholder approval. The exclusivity period under the letter of intent has expired. While the parties remain in communication, it appears unlikely that the transaction with Dwellwell will be pursued.

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

Oblong’s Results of Operations

Three Months Ended June 30, 2024 (the “2024 Second Quarter”) compared to the Three Months Ended June 30, 2023 (the “2023 Second Quarter”)

Certain information concerning the Company’s segments for the three months ended June 30, 2024 and 2023 is presented below (in thousands):

	Three Months Ended June 30, 2024
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$508	$103	$—	$611
Cost of revenues	331	160	—	491
Gross profit	$177	$(57)	$—	$120
Gross profit %	35%	(55)%		20%

Allocated operating expenses	$31	$122	$—	$153
Unallocated operating expenses	—	—	985	985
Total operating expenses	$31	$122	$985	$1,138

Operating income (loss)	$146	$(179)	$(985)	$(1,018)
Interest income, net	(35)	(9)	—	(44)
Income (loss) before income taxes	181	(170)	(985)	(974)
Income tax expense	6	3	—	9
Net income (loss)	$175	$(173)	$(985)	$(983)

	Three Months Ended June 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$640	$316	$—	$956
Cost of revenues	430	404	—	834
Gross profit	$210	$(88)	$—	$122
Gross profit %	33%	(28)%		13%

Allocated operating expenses	$3	$(376)	$—	$(373)
Unallocated operating expenses	—	—	$1,586	1,586
Total operating expenses	$3	$(376)	$1,586	$1,213

Operating income (loss)	$207	$288	$(1,586)	$(1,091)
Interest income, net	(37)	(5)	—	(42)
Income (loss) before income taxes	244	293	(1,586)	(1,049)
Income tax expense	—	—	—	—
Net income (loss)	$244	$293	$(1,586)	$(1,049)

Unallocated operating expenses in Corporate include costs during the 2024 and 2023 Second Quarters that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

Revenue. Total revenue decreased 36.1% in the 2024 Second Quarter compared to the 2023 Second Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Video collaboration services	$21	3%	$46	5%
Network services	484	79%	583	61%
Professional and other services	3	0%	11	1%
Total Managed Services revenue	$508	83%	$640	67%

Revenue: Collaboration Products
Visual collaboration product offerings	$103	17%	$316	33%
Total revenue	$611	100%	$956	100%

Managed Services

•

The decrease in revenue for video collaboration services is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•

The decrease in revenue for network services is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•	For the three months ended June 30, 2024, one customer made up 97% of Managed Services revenue. For the three months ended June 30, 2023, this same customer made up 84% of Managed Services revenue.

•	We expect revenue declines in our Managed Services segment will continue in the future.

Collaboration Products

•

Customers generally use our Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. The year-over-year decrease in revenue for our Collaboration Products business is due to lower demand, largely a consequence of the workplace reactions to the COVID-19 pandemic and its prolonged effects. We believe the COVID-19 pandemic fundamentally altered the way businesses consider the use of physical office spaces and, consequently, the demand for technologies that enable in-person collaboration within these spaces. Our analysis indicates that the reduced demand for our Mezzanine™ products, particularly in the aftermath of COVID-19, reflects a broader reassessment among our customers regarding the necessity and investment in collaboration solutions tailored for traditional office environments.

Cost of Revenue (exclusive of amortization). Cost of revenue, exclusive of amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended June 30,
	2024	2023
Cost of Revenue
Managed Services	$331	$430
Collaboration Products	160	404
Total cost of revenue	$491	$834

The decrease in our consolidated cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period, and by a decrease in the expense related to our reserve for obsolescence on our inventory asset for our Collaboration Products segment. Our consolidated gross profit as a percentage of revenue was 20% in the 2024 Second Quarter compared to a consolidated gross profit as a percentage of revenue of 13% in the 2023 Second Quarter.

Our Managed Services segment recorded a 35% gross profit as a percentage of sales for the 2024 Second Quarter compared to 33% in the 2023 Second Quarter.

Our Collaboration Products segment recorded a negative gross profit as a percentage of sales of 55% for the 2024 Second Quarter compared to a negative gross profit as a percentage of sales of 28% in the 2023 Second Quarter. This decrease was mainly attributable to an increase in personnel costs as a percentage of revenue, partially offset by a reduction in the expense related to our inventory obsolescence reserve of $164,000 in the 2024 Second Quarter compared to the 2023 Second Quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$65	$5	$60	1200%
Sales and marketing	57	(58)	115	(198)%
General and administrative	1,016	1,577	(561)	(36)%
Amortization	—	87	(87)	(100)%
Impairment charges	—	2	(2)	(100)%
Casualty gain (insurance proceeds)	—	(400)	400	(100)%
Total operating expenses	$1,138	$1,213	$(75)	(6)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The increase in research and development expenses for the 2024 Second Quarter compared to the 2023 Second Quarter is primarily attributable to an increase in consulting, and outsourced labor costs between these periods.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the 2024 Second Quarter compared to the 2023 Second Quarter is primarily attributable to a reversal of approximately $294,000 in accrued compensation during the 2023 Second Quarter.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the 2024 Second Quarter compared to the 2023 Second Quarter is primarily attributable to reduced stock compensation expense and professional service expenses as a result of cost-cutting measures.

Casualty Gain/Loss. In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company's warehouse in City of Industry, California, and we recorded a casualty loss in operating expenses. During the 2023 Second Quarter, we recorded a recovery payment from one of our insurance policies of $400,000 as an offset to this casualty loss.

Amortization. The decrease in amortization expense for the 2024 Second Quarter compared to the 2023 Second Quarter is attributable to the impairment of certain assets during the year ended 2023.

Interest Income, Net. Interest income, net for the 2024 Second Quarter and the 2023 Second Quarter is primarily comprised of interest income related to our cash accounts.

Loss from Operations. The decrease in the Company’s loss from operations for the 2024 Second Quarter compared to the 2023 Second Quarter is mainly attributable to lower operating expenses during the 2024 Second Quarter, partially offset by the casualty loss recovery we recorded in the 2023 Second Quarter, as addressed above.

Oblong’s Results of Operations

Six Months Ended June 30, 2024 (the “2024 Second Quarter”) compared to the Six Months Ended June 30, 2023 (the “2023 Second Quarter”)

Certain information concerning the Company’s segments for the six months ended June 30, 2024 and 2023 is presented below (in thousands):

	Six Months Ended June 30, 2024
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,030	$207	$—	$1,237
Cost of revenues	700	420	—	1,120
Gross profit	$330	$(213)	$—	$117
Gross profit %	32%	(103)%		9%

Allocated operating expenses	$62	$243	$—	$305
Unallocated operating expenses	—	—	2,014	2,014
Total operating expenses	$62	$243	$2,014	$2,319

Operating income (loss)	$268	$(456)	$(2,014)	$(2,202)
Interest income, net	(67)	(25)	—	(92)
Income (loss) before income taxes	335	(431)	(2,014)	(2,110)
Income tax expense	6	3	—	9
Net income (loss)	$329	$(434)	$(2,014)	$(2,119)

	Six Months Ended June 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,330	$664	$—	$1,994
Cost of revenues	890	706	—	1,596
Gross profit	$440	$(42)	$—	$398
Gross profit %	33%	(6)%		20%

Allocated operating expenses	$3	$(90)	$—	$(87)
Unallocated operating expenses	—	—	2,779	2,779
Total operating expenses	$3	$(90)	$2,779	$2,692

Operating income (loss)	$437	$48	$(2,779)	$(2,294)
Interest income, net	(34)	(30)	—	(64)
Income (loss) before income taxes	471	78	(2,779)	(2,230)
Income tax expense	7	31	—	38
Net income (loss)	$464	$47	$(2,779)	$(2,268)

Unallocated operating expenses in Corporate include costs during the six months ended June 30, 2024 and 2023 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

Revenue. Total revenue decreased 38.0% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Six Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Video collaboration services	$35	3%	$110	6%
Network services	987	80%	1,201	60%
Professional and other services	8	1%	19	1%
Total Managed Services revenue	$1,030	83%	$1,330	67%

Revenue: Collaboration Products
Visual collaboration product offerings	$207	17%	$664	33%
Total revenue	$1,237	100%	$1,994	100%

Managed Services

•

The decrease in revenue for video collaboration services is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•

The decrease in revenue for network services is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•	For the six months ended June 30, 2024, one customer made up 98% of Managed Services revenue. For the six months ended June 30, 2023, this same customer made up 90% of Managed Services revenue.

•	We expect revenue declines in our Managed Services segment will continue in the future.

Collaboration Products

•

Customers generally use our Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. The year-over-year decrease in revenue for our Collaboration Products business is due to lower demand, largely a consequence of the workplace reactions to the COVID-19 pandemic and its prolonged effects. We believe the COVID-19 pandemic fundamentally altered the way businesses consider the use of physical office spaces and, consequently, the demand for technologies that enable in-person collaboration within these spaces. Our analysis indicates that the reduced demand for our Mezzanine™ products, particularly in the aftermath of COVID-19, reflects a broader reassessment among our customers regarding the necessity and investment in collaboration solutions tailored for traditional office environments.

Cost of Revenue (exclusive of amortization). Cost of revenue, exclusive of amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Six Months Ended June 30,
	2024	2023
Cost of Revenue
Managed Services	$700	$890
Collaboration Products	420	706
Total cost of revenue	$1,120	$1,596

The decrease in our consolidated cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period and by a decrease in the expense related to our reserve for obsolescence on our inventory asset for our Collaboration Products segment. Our consolidated gross profit as a percentage of revenue was 9% in the six months ended June 30, 2024 compared to a consolidated gross profit as a percentage of revenue of 20% in the six months ended June 30, 2023.

Our Managed Services segment recorded a 32% gross profit as a percentage of sales for the six months ended June 30, 2024 compared to a gross profit as a percentage of revenue of 33% in the six months ended June 30, 2023.

Our Collaboration Products segment recorded a negative gross profit as a percentage of sales of 103% for the six months ended June 30, 2024 compared to a negative gross profit as a percentage of sales of 6% in the six months ended June 30, 2023. This decrease was mainly attributable to an increase in personnel costs as a percentage of revenue, partially offset by a reduction in the expense related to our inventory obsolescence reserve of $130,000 in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Operating expenses are presented in the following table (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$115	$11	$104	945%
Sales and marketing	111	160	(49)	(31)%
General and administrative	2,093	2,746	(653)	(24)%
Amortization	—	173	(173)	(100)%
Casualty gain (insurance proceeds)	—	(400)	400	(100)%
Impairment charges	—	2	(2)	(100)%
Total operating expenses	$2,319	$2,692	$(373)	(14)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The increase in research and development expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily attributable to an increase in consulting, and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily attributable to lower personnel costs due to reduced marketing costs between these periods.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily attributable to reduced stock compensation expense and overhead and professional service expenses as a result of cost-cutting measures.

Casualty Gain/Loss. In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company's warehouse in City of Industry, California, and we recorded a casualty loss in operating expenses. During the six months ended June 30, 2023, we recorded a recovery payment from one of our insurance policies of $400,000 as an offset to this casualty loss.

Amortization. The decrease in amortization expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is attributable to the impairment of certain assets during the year ended 2023.

Interest Income, Net. Interest income, net for the six months ended June 30, 2024 and 2023 is primarily comprised of interest income related to our cash accounts.

Loss from Operations. The decrease in the Company’s loss from operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is mainly attributable to lower operating expenses during the six months ended June 30, 2024, partially offset by the casualty loss recovery we recorded during the six months ended June 30, 2023 and by lower gross profit, as addressed above.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2024. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2023 Annual Report.

Liquidity and Capital Resources

As of June 30, 2024, we had $5,858,000 in cash and working capital of $5,047,000. For the six months ended June 30, 2024 we incurred a net loss of $2,119,000, financing activities provided $1,478,000 of net cash, and we used $1,610,000 of net cash in operating activities.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements through 2025. We believe additional capital will be required, in the long term, to fund operations and provide growth capital including our pursuit of potential strategic alternatives and investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2023 Annual Report. Except as set forth below, there have been no material changes to these risks during the six months ended June 30, 2024. The risks described in the 2023 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For both the three and six months ended June 30, 2024, one major customer accounted for 81% of the Company’s total consolidated revenue. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a failure of a depository institution to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

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

3.2

By-laws, as amended by the First Amendment to Amended and Restated By-Laws, dated October 19, 2023 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 19, 2024, and incorporated herein by reference).

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

4.10	Form of Common Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.11	Form of Preferred Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBLONG, INC.

August 7, 2024	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

August 7, 2024	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)