Form 10-Q
period 2024-09-30
Oblong, Inc.
filed 2024-11-07
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 5, 2024 was 1,144,926.

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
•

the impact of the issuance of our Series F Preferred Stock in the March 2023 private placements, conversions of our Series F Preferred Stock, exercises of the Series F Preferred Stock warrants and Common Warrants, and sales of the underlying conversion shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares, par value, and stated value)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,619	$5,990
Accounts receivable, net	33	424
Inventory, net	50	239
Prepaid expenses and other current assets	283	243
Total current assets	5,985	6,896
Operating lease - right of use asset, net	—	17
Other assets	8	12
Total assets	$5,993	$6,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93	$211
Accrued expenses and other current liabilities	1,175	1,038
Current portion of deferred revenue	52	132
Operating lease liabilities	—	17
Total current liabilities	1,320	1,398
Long-term liabilities:
Deferred revenue, net of current portion	2	26
Total liabilities	1,322	1,424
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock Series F, convertible; $0.0001 par value; $560,884 stated value; 42,000 shares authorized, 545 and 1,930 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 1,071,545 shares issued and 1,071,356 shares outstanding at September 30, 2024 and 573,644 shares issued and 573,455 outstanding at December 31, 2023	—	—
Treasury Stock, 189 common shares	(181)	(181)
Additional paid-in capital	236,242	233,913
Accumulated deficit	(231,390)	(228,231)
Total stockholders' equity	4,671	5,501
Total liabilities and stockholders’ equity	$5,993	$6,925

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$578	$872	$1,815	$2,866
Cost of revenue (exclusive of amortization)	499	648	1,619	2,244
Gross profit	79	224	196	622

Operating expenses:
Research and development	38	5	153	16
Sales and marketing	66	81	177	241
General and administrative	1,047	977	3,140	3,723
Amortization	—	86	—	259
Impairment charges	—	—	—	2
Casualty gain (insurance proceeds)	—	—	—	(400)
Total operating expenses	1,151	1,149	3,470	3,841
Operating loss	(1,072)	(925)	(3,274)	(3,219)
Interest income, net	(32)	(30)	(124)	(94)
Loss before income taxes	(1,040)	(895)	(3,150)	(3,125)
Income tax expense	—	—	9	38
Net loss	(1,040)	(895)	(3,159)	(3,163)
Preferred stock dividends	12	133	76	282
Deemed dividend	8,974	—	8,974	—
Warrant modification	—	—	—	25
Induced conversion of warrants	—	—	—	751
Net loss attributable to common stockholders	$(10,026)	$(1,028)	$(12,209)	$(4,221)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(11.25)	$(4.22)	$(16.60)	$(18.34)
Weighted-average number of shares of common stock:
Basic and diluted	890,943	243,378	735,286	230,214

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2024

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2023	1,930	$—	573,644	$—	189	$(181)	$233,913	$(228,231)	$5,501
Net loss	—	—	—	—	—	—	—	(1,136)	(1,136)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Series F Preferred Stock conversions	(922)	—	90,056	—	—	—	82	—	82
Series F Preferred Stock dividends	—	—	—	—	—	—	(44)	—	(44)
Balance at March 31, 2024	1,008	—	663,700	—	189	(181)	233,982	(229,367)	4,434
Net loss	—	—	—	—	—	—	—	(983)	(983)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Preferred warrant exercise, net of fees	1,648	—	—	—	—	—	1,478	—	1,478
Series F Preferred Stock conversions	(2,111)	—	198,912	—	—	—	112	—	112
Series F Preferred Stock dividends	—	—	—	—	—	—	(20)	—	(20)
Balance at June 30, 2024	545	—	862,612	—	189	(181)	235,583	(230,350)	5,052
Net loss	—	—	—	—	—	—	—	(1,040)	(1,040)
Common warrant exercise, net of fees	—	—	208,933	—	—	—	671	—	671
Series F Preferred Stock dividends	—	—	—	—	—	—	(12)	—	(12)
Balance at September 30, 2024	545	$—	1,071,545	$—	189	$(181)	$236,242	$(231,390)	$4,671

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2023

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2022	—	$—	208,018	$—	189	$(181)	$227,645	$(223,847)	$3,617
Net loss	—	—	—	—	—	—	—	(1,219)	(1,219)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Proceeds from private placement, net of fees and amounts held in escrow	6,550	—	—	—	—	—	1,473	—	1,473
Balance at March 31, 2023	6,550	—	208,018	—	189	(181)	229,149	(225,066)	3,902
Net loss	—	—	—	—	—	—	—	(1,049)	(1,049)
Stock-based compensation	—	—	4,491	—	—	—	411	—	411
Common warrant exercise, net of fees	—	—	8,516	—	—	—	534	—	534
Release of escrow from March 31, 2023 private placement	—	—	—	—	—	—	4,000	—	4,000
Fees associated with Series F Preferred Stock issuance	—	—	—	—	—	—	(38)	—	(38)
Series F Preferred Stock conversions	(175)	—	3,669	—	—	—	4	—	4
Series F Preferred Stock dividends	—	—	—	—	—	—	(149)	—	(149)
Balance at June 30, 2023	6,375	—	224,694	—	189	(181)	233,911	(226,115)	7,615
Net loss	—	—	—	—	—	—	—	(895)	(895)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Foundry exchange	—	—	(10,170)	—	—	—	—	—	—
Series F Preferred Stock conversions	(1,229)	—	49,143	—	—	—	43	—	43
Series F Preferred Stock dividends	—	—	—	—	—	—	(133)	—	(133)
Balance at September 30, 2023	5,146	$—	263,667	$—	189	$(181)	$233,852	$(227,010)	$6,661

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,159)	$(3,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	259
Bad debt (recovery) expense	—	(55)
Non-cash lease expense from right-of-use asset	17	101
Stock-based compensation	62	473
Impairment charges - property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	391	313
Inventory	189	399
Prepaid expenses and other current assets	(40)	319
Other assets	4	24
Accounts payable	(118)	(78)
Accrued expenses and other current liabilities	254	(335)
Deferred revenue	(104)	(354)
Lease liabilities	(17)	(193)
Net cash used in operating activities	(2,521)	(2,288)
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs and amounts in escrow	—	5,435
Net proceeds from exercise of common stock warrants	671	534
Net proceeds from exercise of preferred stock warrants	1,478	—
Net cash provided by financing activities	2,149	5,969
(Decrease) increase in cash	(372)	3,681
Cash and cash equivalents at beginning of period	5,990	3,085
Cash and cash equivalents at end of period	$5,618	$6,766
Supplemental disclosures of cash flow information:

Reconciliation of cash and cash equivalents
Cash	$5,119	$6,266
Current certificates of deposit	$500	$500
Total cash and cash equivalents	$5,619	$6,766

Cash paid during the period for interest	$—	$18
Cash paid for income taxes	$—	$31

Non-cash investing and financing activities:
Preferred stock dividends	$76	$282
Deemed dividend	$8,974	$—
Warrant modification	$—	$25
Common stock issued for conversion of Preferred Stock	$194	$47
Induced exercise of common stock warrants	$—	$751

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

On August 23, 2024, the Company effected a 1-for-40 reverse stock split (the "Reverse Split") for its Common Stock. All Common Stock share and per share data throughout these Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the Reverse Split.

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

Cash and Cash Equivalents

As of September 30, 2024, our total cash balance of $5,619,000 is available. Of this balance $500,000 was held in short-term certificates of deposit with MidFirst Bank. As of December 31, 2023, our total cash balance of $5,990,000 was available with $500,000 held in short-term certificates of deposit with MidFirst Bank. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Amortization Expense

As of September 30, 2024 and December 31, 2023, we had no intangible assets. Amortization expense related to intangible assets for the three and nine months ended September 30, 2023 was $86,000 and $259,000, respectively.

Operating Lease Right-of-use-Assets and Liabilities

In February 2024, we exited our warehouse lease in City of Industry, California, and are no longer a party to any long-term operating leases. Right-of-use assets, net totaled $17,000 as of December 31, 2023, consisting of the warehouse lease discussed above. As of September 30, 2024, the Company had no right-of-use assets remaining. The remaining operating lease liability as of December 31, 2023 was $17,000, consisting of the warehouse lease discussed above. As of September 30, 2024, the Company had no lease liability remaining. During the nine months ended September 30, 2024, we recorded $17,000 in lease expenses. During the three and nine months ended September 30, 2023, we recorded $70,000 and $123,000 in lease expenses, respectively. The 2023 expenses are net of common charges, and sublease proceeds. There were no sublease proceeds for the three months ended September 30, 2023 and $27,000 in sublease proceeds for the nine months ended September 30, 2023.

Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our 2023 Annual Report, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2024.

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

Note 2 - Liquidity

As of September 30, 2024, we had $5,619,000 in cash and cash equivalents and working capital of $4,665,000. For the nine months ended September 30, 2024 we incurred a net loss of $3,159,000, financing activities provided $2,149,000 in net cash, and we used net cash of $2,521,000 in operating activities.

In September 2024, in order to reduce operating expenses and preserve capital, the Company reduced its workforce by nine employees. This resulted in severance costs of $106,000 which are recorded in operating expenses for the three and nine months ended September 30, 2024 and is included in accrued compensation as of September 30, 2024. The entirety of the severance costs were paid out in October 2024.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements into mid-2026.

Note 3 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023

Compensation costs	$856	$448
Customer deposits	77	118
Professional fees	20	104
Taxes and regulatory fees	25	21
Accrued rent	170	202
Accrued dividends on Series F Preferred Stock	16	136
Other accrued expenses and liabilities	11	9
Accrued expenses and other liabilities	$1,175	$1,038

Note 4 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”), under the ticker symbol “OBLG”. As of September 30, 2024, we had 150,000,000 shares of our Common Stock authorized, with 1,071,545 and 1,071,356 shares issued and outstanding, respectively.

On August 23, 2024, the Company effected the Reverse Stock Split. The Company's shares of Common Stock began trading on a split-adjusted basis at the commencement of trading on August 26, 2024. Upon effectiveness, every 40 shares of Common Stock were converted into 1 share of Common Stock. The number of authorized shares and the par value of each share remained unchanged. No fractional shares were issued as a result of the Reverse Split, and any fractional shares that would have otherwise resulted from the Reverse Split were rounded up to the nearest whole share.

During the nine months ended September 30, 2023, 8,516 shares of the Company's Common Stock were issued related to the exercise of 8,516 warrants granted at various dates between October 2020 and June 2021. During the three months ended September 30, 2024, 208,933 shares of the Company's Common Stock were issued related to the exercise of 208,933 Common Warrants. Details related to these exercises are below.

During the three and nine months ended September 30, 2023, 49,143 and 52,812 shares of the Company's Common Stock were issued related to the conversion of 1,229 and 1,404 shares of Series F Preferred Stock, plus accrued dividends, respectively. During the nine months ended September 30, 2024, 288,968 shares of the Company's Common Stock were issued related to the conversion of 3,033 shares of Series F Preferred Stock, plus accrued dividends. See Note 5 - Preferred Stock for further detail.

During the nine months ended September 30, 2023, 4,491 shares of the Company's Common Stock were issued related to stock compensation.  See Note 6 - Stock Based Compensation for further detail.

Common Stock activity for the year ended December 31, 2023 and nine months ended September 30, 2024 is presented below.

Issued Shares as of December 31, 2022	208,018
Issuances from Preferred Stock conversions	352,624
Issuances related to warrant exercises	18,681
Issuances related to stock compensation	4,491
Common shares exchanged for prepaid warrants	(10,170)
Issued Shares as of December 31, 2023	573,644
Issuances from Common Warrant Exercises	208,933
Issuances from Preferred Stock conversions	288,968
Issued Shares as of September 30, 2024	1,071,545
Less Treasury Shares:	(189)
Outstanding Shares as of September 30, 2024	1,071,356

Common Stock Warrants

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “Private Placement”) (i) 6,550 shares of our newly designated Series F Preferred Stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (the “Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants the “Investor Warrants”) to acquire up to 95,764 shares of Common Stock. Please refer to Note 5 - Preferred Stock for further discussion on the Series F Preferred Stock and Preferred Warrants.

In connection with the Private Placement, pursuant to an engagement letter dated March 30, 2023 (the "Engagement Letter"), between the Company and Dawson James Securities, Inc. (the “Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the Private Placement, and (ii) grant to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase 7,663 shares of Common Stock.

On March 31, 2023, the Company issued the Common Warrants and the Placement Agent Warrants to purchase an aggregate of 103,427 shares of the Company’s Common Stock. The Common Warrants and Placement Agent Warrants have a term of 5 years, commencing six months and one day from the date of issuance, and were initially exercisable for $68.40 per share. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination, recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment, on a full ratchet basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price for the Common Warrants (subject to certain exceptions). The Common Warrants and Placement Agent Warrants are exercisable for cash, provided that if there is no effective registration statement available permitting the resale of the common shares, they may be exercised on a cashless basis. Exercise of the Common Warrants and Placement Agent Warrants is subject to certain limitations, including a 4.99% beneficial ownership limitation.

On October 6, 2023, the Company and the Investors holding a majority of the outstanding shares of the Preferred Stock agreed to waive any and all provisions, terms, covenants and obligations in the Certificate of Designations or Common Warrants to the extent such provisions permit the conversion or exercise of the Preferred Stock and the Common Warrants, respectively, to occur at a price below $11.168 (the "Waiver"). Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $11.168 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). On September 13, 2024, the Company and the Investors agreed to delete Section 2 of the Waiver, removing the minimum price restriction on the exercise of Common Warrants.

During the nine months ended September 30, 2024, 24,104 Common Warrants were issued in accordance with the exercise provisions of the Preferred Warrants. See Note 5 - Preferred Stock for additional detail on the exercises of the Preferred Warrants. These Common Warrants were exercisable at an initial exercise price of $68.40 and have a term of five years.

Pursuant to Sections 2(a) and 2(c) of the Common Warrants (the "Make Whole Provision"), as a result of the Reverse Split, the exercise price of the Common Warrants and Placement Agent Warrants were adjusted to $3.41438 per share, and the number of Common Warrant shares that may be purchased upon exercise of the Common Warrants and the Placement Agent Warrants were increased proportionately, so that after the exercise price adjustment the aggregate exercise price payable hereunder for the adjusted number of Common Warrant Shares was the same as the aggregate exercise price in effect immediately prior to the exercise price adjustment. These adjustments resulted in an aggregate of 2,401,047 Common Warrants and 153,470 Placement Agent Warrants remaining outstanding following the Reverse Split. The additional warrants created by the Make Whole Provision resulted in an aggregate deemed dividend of $8,974,000 which will reduce the net income available to common shareholders. Details of the Make Whole Provision transactions are presented below:

Warrant Tranche	Original Warrants Issued	Original Exercise Price (1)	Warrants Post Reverse Split (2)	Exercise Price Post Reverse Split (2)	Warrants Post Make Whole Provision (3)	Exercise Price Post Make Whole Provision (4)	Deemed Dividend
Common Warrants issued in 2023	3,830,417	$1.71	95,764	$68.40	1,918,371	$3.41	$6,739,000
Common Warrants issued in 2024	963,745	$1.71	24,104	$68.40	482,676	$3.41	$1,696,000
Placement Agent Warrants	306,433	$1.71	7,663	$68.40	153,470	$3.41	$539,000
Total	5,100,595		127,531		2,554,517		$8,974,000

Aggregate Exercise Price	$8,722,000		$8,722,000		$8,722,000

(1) Original exercise price based on the March 30, 2023 initial exercise price.
(2) Adjusted by the Reverse Split.
(3) Based on the original aggregate exercise price divided by the Make Whole Provision exercise price.

(4) Calculated by dividing (x) the sum of the dollar volume-weighted average price of the Company's Common Stock for each of the five lowest trading days during the sixteen trading days after the Reverse Split by (y) five.

During the three months ended September 30, 2024, 208,933 Common Warrants were exercised, at a price of $3.41438 per share, for 208,933 shares of Common Stock. The Company received gross and net proceeds of $713,000 and $671,000, respectively. Subsequent to September 30, 2024, an additional 73,381 Common Warrants were exercised, at a price of $3.41438 per share, for 73,381 shares of Common Stock.  The Company received gross and net proceeds of $251,000 and $231,000, respectively.

One of our directors, Jonathan Schechter, is currently a partner at The Special Equities Group ("SEG"), a division of Dawson James Securities, Inc. In March 2023, prior to Mr. Schechter's appointment to our board in May 2023 and pursuant to our Engagement Letter, SEG acted as placement agent in connection with our March 30, 2023 Purchase Agreement. During the three months ended September 30, 2024, pursuant to the terms of the Placement Agent Agreement, we paid SEG a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the 208,933 Common Stock Warrants. The fee was $57,000. Mr. Schechter did not receive any of the fee paid.

Common Warrants outstanding as of September 30, 2024 are as follows:

Issue Date	Warrants Outstanding	Exercise Price	Expiration Date

Q2 2021	19	$2,640.00	Q4 2024
Q1 2023	1,872,908	$3.41	Q3 2028
Q2 2024	472,676	$3.41	Q4 2029
	2,345,603

Common Warrant activity for the year ended December 31, 2023 and nine months ended September 30, 2024 is presented below.

	Outstanding and Exercisable
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2022	8,609	$2,653.60
Granted	113,597	10.17
Exercised	(18,681)	31.18
Expired	(72)	2,853.75
Warrants outstanding and exercisable, December 31, 2023	103,453	69.03
Granted	24,104	68.40
Make Whole Provision	2,426,986	3.41
Exercised	(208,933)	3.41
Expired	(7)	2,400.00
Warrants outstanding and exercisable, September 30, 2024	2,345,603	$3.44

Treasury Shares

The Company maintains treasury stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the nine months ended September 30, 2024 or the year ended December 31, 2023.

Note 5 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2024, we had 1,983,250 designated shares of preferred stock and 545 shares of preferred stock issued and outstanding. As of December 31, 2023, we had 1,930 shares of preferred stock issued and outstanding.

Series F Preferred Stock

The terms of the Series F Preferred Stock are as set forth in the Certificate of Designations of Series F Preferred Stock of Oblong, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The Private Placement closed on March 31, 2023, in exchange for gross and net proceeds of $6,386,000 and $5,364,000, respectively. The financing fees associated with the Purchase Agreement were $1,022,000.

The Series F Preferred Shares are convertible into fully paid and non-assessable shares of the Company’s Common Stock at the election of the holder at any time at an initial conversion price of $68.40 (the “Conversion Price”). The holders of the Series F Preferred Shares may also elect to convert their shares at an alternative conversion price equal to the lower of (i) 80% of the applicable Conversion Price as in effect on the date of the conversion, (ii) 80% of the closing price on the trading day immediately preceding the delivery of the conversion notice, and (iii) the greater of (a) the Floor Price (as defined in the Certificate of Designations) and (b) the quotient of (x) the sum of the five lowest Closing Bid Prices (as defined in the Certificate of Designations) for trading days in the 30 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable Conversion Notice, divided by (y) five. The Conversion Price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment, on a full ratchet basis, in the event of any issuances of our common stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

On October 6, 2023, the Company and Investors holding a majority of the outstanding shares of the Preferred Stock agreed to waive any and all provisions, terms, covenants and obligations in the Certificate of Designations to the extent such provisions permit the conversion or exercise of the Preferred Stock to occur at a price below $11.168. Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $11.168 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).

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

During the nine months ended September 30, 2024, 1,648 Series F Preferred Shares were issued upon exercise of 1,648 Preferred Warrants. The Company received gross and net proceeds of $1,607,000 and $1,478,000, respectively.

During the three and nine months ended September 30, 2023, 1,229 and 1,404 shares of Series F Preferred Stock, plus accrued dividends of $43,000 and $47,000, were converted into 49,143 and 52,812 shares of the Company's Common Stock, respectively. During the nine months ended September 30, 2024, 3,033 shares of Series F Preferred Stock, plus accrued dividends of $194,000, were converted into 288,968 shares of the Company’s Common Stock. There were 545 shares of Series F Preferred Stock outstanding and accrued dividends of $16,000 as of September 30, 2024.

Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred Stock Shares	Preferred Stock Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
March 31, 2023 Issuance	6,550	$—		—
2023 Accrued Dividends	—	343,000		—
2023 Conversions	(4,620)	(207,000)	$13.60	352,624
December 31, 2023 Balance	1,930	136,000		352,624
2024 Issuances	1,648	—		—
2024 Accrued Dividends	—	76,000		—
2024 Conversions	(3,033)	(196,000)	$11.20	288,968
September 30, 2024 Balance	545	$16,000	$11.17	641,592

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

During the nine months ended September 30, 2024, 1,648 Preferred Warrants were exercised at a price of $975 per share. The Company received gross and net proceeds of $1,607,000 and $1,478,000, respectively. In accordance with the exercise provisions of the Preferred Stock, 24,104 Common Warrants were issued during the nine months ended September 30, 2023. See Note 4 - Capital Stock for further discussion of the Common Warrants. As of September 30, 2024, 31,102 Preferred Warrants remained outstanding.

In accordance with the Engagement Letter discussed in Note - 4. Capital Stock, during the nine months ended September 30, 2024, we paid SEG a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the 1,648 Series F Preferred Warrants. The fee was $129,000. Mr. Schechter did not receive any of the fee paid.

Note 6 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of  December 31, 2023 and September 30, 2024, there were no remaining shares in the share pool available for new grants under the 2019 Plan.

Stock Options

A summary of stock option activity under our plans, and options outstanding as of, and changes made during the nine months ended September 30, 2024 and year ended December 31, 2023 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2022	417	$5,744.82	250	$8,274.91
Vested	—	—	83	1,950.00
Expired	(167)	11,435.60	(167)	11,435.60
Options outstanding and exercisable, December 31, 2023	250	1,950.00	166	1,950.00
Vested	—	—	84	1,950.00
Options outstanding and exercisable, September 30, 2024	250	$1,950.00	250	$1,950.00

The intrinsic value of vested and unvested options was not significant for all periods presented. Stock compensation expense related to stock options for the three months ended September 30, 2024 and 2023 was zero and $31,000, respectively. Stock compensation expense related to stock options for the nine months ended September 30, 2024 and 2023 was $62,000 and $93,000, respectively. The stock compensation expense was included as a general and administrative expense on our Condensed Consolidated Statements of Operations. As of September 30, 2024 there is no remaining unamortized stock compensation expense.

Restricted Stock

As of September 30, 2024 and December 31, 2023, there were no outstanding restricted stock awards ("RSAs") or restricted stock units (“RSUs,” collectively "Restricted Stock"). There was no Restricted Stock activity or expense for the three and nine months ended September 30, 2024. During the nine months ended September 30, 2023, in relation to the departure of certain board members, 2 RSAs became fully vested. The 2 RSAs, along with 49 previously vested RSUs, were delivered in shares of the Company's Common Stock in accordance with the terms of the agreements. This Restricted Stock was issued in 2014 and had been fully expensed, so there was no stock compensation expense related to Restricted Stock for nine months ended September 30, 2023. During the nine months ended September 30, 2023, 4,440 RSUs were granted to certain board members. These RSU's vested immediately upon issuance and the stock compensation related to RSUs for the nine months ended September 30, 2023 was $380,000, which was included in general and administrative expense on our Condensed Consolidated Statements of Operations.

Note 7 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested Restricted Stock.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, warrants, and unvested Restricted Stock, to the extent they are dilutive. For the three and nine months ended September 30, 2024 and 2023, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(1,040)	$(895)	$(3,159)	$(3,163)
Less: preferred stock dividends	12	133	76	282
Less: deemed dividend	8,974	—	8,974	—
Less: inducement of warrant exercise	—	—	—	751
Less: warrant modification	—	—	—	25
Net loss attributable to common stockholders	$(10,026)	$(1,028)	$(12,209)	$(4,221)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	890,943	243,378	735,286	230,214
Basic and diluted net loss per share	$(11.25)	$(4.22)	$(16.60)	$(18.34)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	As of September 30,
	2024	2023
Outstanding stock options	250	250
Common stock issuable upon conversion of Series F Preferred Stock (1)	164,857	1,507,155
Common stock issuable upon conversion of Series F Preferred Warrants (2)	2,784,921	2,932,486
Common stock issuable upon conversion of Common Stock warrants	2,345,603	113,623

(1)

Calculation assumes conversion of the stated value, and accrued dividends, of the Series F Preferred Stock into Common Stock at the Floor Price of $11.168 as of September 30, 2024, and at the initial conversion price of $68.40 as of September 30, 2023.

(2)

Calculation assumes exercise of the Series F Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at the Floor Price of $11.168 per share as of September 30, 2024 and at the initial conversion price of $68.40 as of  September 30, 2023.

Note 8 - Segment Reporting

The Company currently operates in two segments: (1) “Managed Services” which represents the business surrounding managed services for video collaboration and network applications; and (2) “Collaboration Products” which represents the business surrounding our Mezzanine™ product offerings.

Certain information concerning the Company’s segments for the three and nine months ended September 30, 2024 and 2023 is presented in the following tables (in thousands):

	Three Months Ended September 30, 2024
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$510	$68	$—	$578
Cost of revenues	295	204	—	499
Gross profit	$215	$(136)	$—	$79
Gross profit %	42%	(200)%		14%

Allocated operating expenses	$60	$104	$—	$164
Unallocated operating expenses	—	—	987	987
Total operating expenses	$60	$104	$987	$1,151

Operating income (loss)	$155	$(240)	$(987)	$(1,072)
Interest income, net	(31)	(1)	—	(32)
Income (loss) before income taxes	186	(239)	(987)	(1,040)
Income tax expense	—	—	—	—
Net income (loss)	$186	$(239)	$(987)	$(1,040)

	Three Months Ended September 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$603	$269	$—	$872
Cost of revenues	398	250	—	648
Gross profit	$205	$19	$—	$224
Gross profit %	34%	7%		26%

Allocated operating expenses	$—	$151	$—	$151
Unallocated operating expenses	—	—	$998	998
Total operating expenses	$—	$151	$998	$1,149

Operating income (loss)	$205	$(132)	$(998)	$(925)
Interest income, net	(35)	5	—	(30)
Income (loss) before income taxes	240	(137)	(998)	(895)
Income tax expense	—	—	—	—
Net income (loss)	$240	$(137)	$(998)	$(895)

	Nine Months Ended September 30, 2024
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,540	$275	$—	$1,815
Cost of revenues	995	624	—	1,619
Gross profit	$545	$(349)	$—	$196
Gross profit %	35%	(127)%		11%

Allocated operating expenses	$122	$347	$—	$469
Unallocated operating expenses	—	—	3,001	3,001
Total operating expenses	$122	$347	$3,001	$3,470

Operating income (loss)	$423	$(696)	$(3,001)	$(3,274)
Interest income, net	(98)	(26)	—	(124)
Income (loss) before income taxes	521	(670)	(3,001)	(3,150)
Income tax expense	6	3	—	9
Net income (loss)	$515	$(673)	$(3,001)	$(3,159)

	Nine Months Ended September 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,933	$933	$—	$2,866
Cost of revenues	1,288	956	—	2,244
Gross profit	$645	$(23)	$—	$622
Gross profit %	33%	(2)%		22%

Allocated operating expenses	$3	$61	$—	$64
Unallocated operating expenses	—	—	3,777	3,777
Total operating expenses	$3	$61	$3,777	$3,841

Operating income (loss)	$642	$(84)	$(3,777)	$(3,219)
Interest income, net	(69)	(25)	—	(94)
Income (loss) before income taxes	711	(59)	(3,777)	(3,125)
Income tax expense	7	31	—	38
Net income (loss)	$704	$(90)	$(3,777)	$(3,163)

Unallocated operating expenses in Corporate include costs for the three and nine months ended September 30, 2024 and 2023 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

For the three months ended September 30, 2023, 11% of our revenue was attributable to the United Kingdom. For the three months ended September 30, 2024, and the nine months ended September 30, 2024 and 2023, there was no material revenue attributable to any individual foreign country.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic	$227	$356	$698	$1,356
Foreign	$351	$516	1,117	1,510
	$578	$872	$1,815	$2,866

Disaggregated information for the Company’s revenue has been recognized in the accompanying Condensed Consolidated Statements of Operations and is presented below according to contract type (in thousands):

	Three Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Video collaboration services	$6	1%	$38	4%
Network services	502	87%	557	64%
Professional and other services	2	—%	8	1%
Total Managed Services revenue	$510	88%	$603	69%

Revenue: Collaboration Products
Visual collaboration product offerings	$68	12%	$268	31%
Professional and other services	-	—%	1	—%
Total Collaboration Products revenue	$68	12%	$269	31%
Total revenue	$578	100%	$872	100%

	Nine Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Video collaboration services	$41	2%	$148	5%
Network services	1,489	82%	1,758	61%
Professional and other services	10	1%	27	1%
Total Managed Services revenue	$1,540	85%	$1,933	67%

Revenue: Collaboration Products
Visual collaboration product offerings	$275	15%	$932	33%
Professional and other services	-	—%	1	—%
Total Collaboration Products revenue	$275	15%	$933	33%
Total revenue	$1,815	100%	$2,866	100%

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Three Months Ended September 30,
		2024	2023
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	87%	60%

		Nine Months Ended September 30,
		2024	2023
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	83%	56%

Concentration of accounts receivable was as follows:

		As of September 30,
		2024	2023
		% of Accounts	% of Accounts
	Segment	Receivable	Receivable
Customer A	Managed Services	15%	—%
Customer B	Collaboration Products	55%	—%
Customer C	Collaboration Products	—%	38%
Customer D	Collaboration Products	—%	12%
Customer E	Managed Services	11%	—%
Customer F	Collaboration Products	11%	—%

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

Oblong’s Results of Operations

Three Months Ended September 30, 2024 (the “2024 Third Quarter”) compared to the Three Months Ended September 30, 2023 (the “2023 Third Quarter”)

Certain information concerning the Company’s segments for the three months ended September 30, 2024 and 2023 is presented below (in thousands):

	Three Months Ended September 30, 2024
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$510	$68	$—	$578
Cost of revenues	295	204	—	499
Gross profit	$215	$(136)	$—	$79
Gross profit %	42%	(200)%		14%

Allocated operating expenses	$60	$104	$—	$164
Unallocated operating expenses	—	—	987	987
Total operating expenses	$60	$104	$987	$1,151

Operating income (loss)	$155	$(240)	$(987)	$(1,072)
Interest income, net	(31)	(1)	—	(32)
Income (loss) before income taxes	186	(239)	(987)	(1,040)
Income tax expense	—	—	—	—
Net income (loss)	$186	$(239)	$(987)	$(1,040)

	Three Months Ended September 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$603	$269	$—	$872
Cost of revenues	398	250	—	648
Gross profit	$205	$19	$—	$224
Gross profit %	34%	7%		26%

Allocated operating expenses	$—	$151	$—	$151
Unallocated operating expenses	—	—	$998	998
Total operating expenses	$—	$151	$998	$1,149

Operating income (loss)	$205	$(132)	$(998)	$(925)
Interest income, net	(35)	5	—	(30)
Income (loss) before income taxes	240	(137)	(998)	(895)
Income tax expense	—	—	—	—
Net income (loss)	$240	$(137)	$(998)	$(895)

Unallocated operating expenses in Corporate include costs during the 2024 and 2023 Third Quarters that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

Revenue. Total revenue decreased 33.7% in the 2024 Third Quarter compared to the 2023 Third Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Video collaboration services	$6	1%	$38	4%
Network services	502	87%	557	64%
Professional and other services	2	—%	8	1%
Total Managed Services revenue	$510	88%	$603	69%

Revenue: Collaboration Products
Visual collaboration product offerings	$68	12%	$268	31%
Professional and other services	-	—%	1	—%
Total Collaboration Products revenue	$68	12%	$269	31%
Total revenue	$578	100%	$872	100%

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

•

For the three months ended September 30, 2024, one customer made up 97% of Managed Services revenue. For the three months ended September 30, 2023, this same customer made up 88% of Managed Services revenue.

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

Cost of Revenue (exclusive of amortization). Cost of revenue, exclusive of amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended September 30,
	2024	2023
Cost of Revenue
Managed Services	$295	$398
Collaboration Products	204	250
Total cost of revenue	$499	$648

The decrease in our consolidated cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period, and by a decrease in the expense related to our reserve for obsolescence on our inventory asset for our Collaboration Products segment, partially offset by severance costs incurred during the 2024 Third Quarter related to certain headcount reductions in September 2024. Our consolidated gross profit as a percentage of revenue was 14% in the 2024 Third Quarter compared to a consolidated gross profit as a percentage of revenue of 26% in the 2023 Third Quarter.

Our Managed Services segment recorded a 42% gross profit as a percentage of sales for the 2024 Third Quarter compared to 34% in the 2023 Third Quarter.

Our Collaboration Products segment recorded a negative gross profit as a percentage of sales of 200% for the 2024 Third Quarter compared to a gross profit as a percentage of sales of 7% in the 2023 Third Quarter. This decrease was mainly attributable to an increase in personnel costs as a percentage of revenue, severance costs of $30,000 incurred in the 2024 Third Quarter related to headcount reductions in September 2024, partially offset by a reduction in the expense related to our inventory obsolescence reserve of $24,000 in the 2024 Third Quarter compared to the 2023 Third Quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$38	$5	$33	660%
Sales and marketing	66	81	(15)	(19)%
General and administrative	1,047	977	70	7%
Amortization	—	86	(86)	(100)%
Total operating expenses	$1,151	$1,149	$2	0%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The increase in research and development expenses for the 2024 Third Quarter compared to the 2023 Third Quarter is primarily attributable to an increase in consulting, and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the 2024 Third Quarter compared to the 2023 Third Quarter is primarily attributable to reduced personnel expenses during the 2024 Third Quarter, partially offset by severance costs of $16,000 related to headcount reductions in September 2024.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The increase in general and administrative expenses for the 2024 Third Quarter compared to the 2023 Third Quarter is primarily attributable to increased professional service expenses as a result of severance costs of $60,000 related to headcount reductions in September 2024, partially offset by reduced stock compensation expense as a result of stock options being fully expensed.

Amortization. The decrease in amortization expense for the 2024 Third Quarter compared to the 2023 Third Quarter is attributable to the impairment of certain assets during the year ended 2023.

Interest Income, Net. Interest income, net for the 2024 Third Quarter and the 2023 Third Quarter is primarily comprised of interest income related to our cash accounts.

Loss from Operations. The increase in the Company’s loss from operations for the 2024 Third Quarter compared to the 2023 Third Quarter is mainly attributable to the severance costs we recorded in the 2024 Third Quarter, as addressed above.

Oblong’s Results of Operations

Nine Months Ended September 30, 2024 (the “2024 Third Quarter”) compared to the Nine Months Ended September 30, 2023 (the “2023 Third Quarter”)

Certain information concerning the Company’s segments for the nine months ended September 30, 2024 and 2023 is presented below (in thousands):

	Nine Months Ended September 30, 2024
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,540	$275	$—	$1,815
Cost of revenues	995	624	—	1,619
Gross profit	$545	$(349)	$—	$196
Gross profit %	35%	(127)%		11%

Allocated operating expenses	$122	$347	$—	$469
Unallocated operating expenses	—	—	3,001	3,001
Total operating expenses	$122	$347	$3,001	$3,470

Operating income (loss)	$423	$(696)	$(3,001)	$(3,274)
Interest income, net	(98)	(26)	—	(124)
Income (loss) before income taxes	521	(670)	(3,001)	(3,150)
Income tax expense	6	3	—	9
Net income (loss)	$515	$(673)	$(3,001)	$(3,159)

	Nine Months Ended September 30, 2023
	Managed Services	Collaboration Products	Corporate	Total
Revenue	$1,933	$933	$—	$2,866
Cost of revenues	1,288	956	—	2,244
Gross profit	$645	$(23)	$—	$622
Gross profit %	33%	(2)%		22%

Allocated operating expenses	$3	$61	$—	$64
Unallocated operating expenses	—	—	3,777	3,777
Total operating expenses	$3	$61	$3,777	$3,841

Operating income (loss)	$642	$(84)	$(3,777)	$(3,219)
Interest income, net	(69)	(25)	—	(94)
Income (loss) before income taxes	711	(59)	(3,777)	(3,125)
Income tax expense	7	31	—	38
Net income (loss)	$704	$(90)	$(3,777)	$(3,163)

Unallocated operating expenses in Corporate include costs during the nine months ended September 30, 2024 and 2023 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

Revenue. Total revenue decreased 36.7% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Nine Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Video collaboration services	$41	2%	$148	5%
Network services	1,489	82%	1,758	61%
Professional and other services	10	1%	27	1%
Total Managed Services revenue	$1,540	85%	$1,933	67%

Revenue: Collaboration Products
Visual collaboration product offerings	$275	15%	$932	33%
Professional and other services	-	—%	1	—%
Total Collaboration Products revenue	$275	15%	$933	33%
Total revenue	$1,815	100%	$2,866	100%

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

•	For the nine months ended September 30, 2024, one customer made up 98% of Managed Services revenue. For the nine months ended September 30, 2023, this same customer made up 87% of Managed Services revenue.

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

Cost of Revenue (exclusive of amortization). Cost of revenue, exclusive of amortization and casualty loss, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cost of Revenue
Managed Services	$995	$1,288
Collaboration Products	624	956
Total cost of revenue	$1,619	$2,244

The decrease in our consolidated cost of revenue is mainly attributable to lower costs associated with the decrease in revenue during the same period and a decrease in the expense related to our reserve for obsolescence on our inventory asset for our Collaboration Products segment, partially offset by severance costs during the nine months ended September 30, 2024 related to certain headcount reductions in September 2024. Our consolidated gross profit as a percentage of revenue was 11% in the nine months ended September 30, 2024 compared to a consolidated gross profit as a percentage of revenue of 22% in the nine months ended September 30, 2023.

Our Managed Services segment recorded a 35% gross profit as a percentage of sales for the nine months ended September 30, 2024 compared to a gross profit as a percentage of revenue of 33% in the nine months ended September 30, 2023.

Our Collaboration Products segment recorded a negative gross profit as a percentage of sales of 127% for the nine months ended September 30, 2024 compared to a negative gross profit as a percentage of sales of 2% in the nine months ended September 30, 2023. This decrease was mainly attributable to an increase in personnel costs as a percentage of revenue and severance costs of $30,000 during the nine months ended September 30, 2024, partially offset by a reduction in the expense related to our inventory obsolescence reserve of $92,000 in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Operating expenses are presented in the following table (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$153	$16	$137	856%
Sales and marketing	177	241	(64)	(27)%
General and administrative	3,140	3,723	(583)	(16)%
Amortization	—	259	(259)	(100)%
Casualty gain (insurance proceeds)	—	(400)	400	(100)%
Impairment charges	—	2	(2)	(100)%
Total operating expenses	$3,470	$3,841	$(371)	(10)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The increase in research and development expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily attributable to an increase in consulting, and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily attributable to lower personnel costs due to reduced marketing costs between these periods, partially offset by severance costs of $16,000 during the nine months ended September 30, 2024 related to headcount reductions in September 2024.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. The decrease in general and administrative expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily attributable to reduced stock compensation expense as a result of stock options being fully expensed, partially offset by severance costs of $60,000 during the nine months ended September 30, 2024 due to headcount reductions in September 2024.

Casualty Gain/Loss. In June 2022, the Company discovered that $533,000 of inventory was stolen from the Company's warehouse in City of Industry, California, and we recorded a casualty loss in operating expenses. During the nine months ended September 30, 2023, we recorded a recovery payment from one of our insurance policies of $400,000 as an offset to this casualty loss.

Amortization. The decrease in amortization expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is attributable to the impairment of certain assets during the year ended 2023.

Interest Income, Net. Interest income, net for the nine months ended September 30, 2024 and 2023 is primarily comprised of interest income related to our cash accounts.

Loss from Operations. The increase in the Company’s loss from operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is mainly attributable to the casualty loss recovery we recorded during the nine months ended September 30, 2023, the severance costs recorded during the nine months ended September 30, 2024, and lower gross profit, as addressed above.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2024. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2023 Annual Report.

Liquidity and Capital Resources

As of September 30, 2024, we had $5,619,000 in cash and cash equivalents and working capital of $4,665,000. For the nine months ended September 30, 2024 we incurred a net loss of $3,159,000 and we used $2,521,000 of net cash in operating activities.

Financing activities provided $2,149,000 of net cash for the nine months ended September 30, 2024, consisting of net proceeds from warrant exercises.

In September 2024, in order to reduce operating expenses and preserve capital, the Company reduced its workforce by nine employees. This resulted in severance costs of $106,000 which are recorded in operating expenses for the three and nine months ended September 30, 2024 and is included are accrued compensation as of September 30, 2024. The entirety of the severance costs were paid out in October 2024.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements into mid-2026. We believe additional capital will be required, in the long term, to fund operations and provide growth capital including our pursuit of potential strategic alternatives and investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2023 Annual Report. Except as set forth below, there have been no material changes to these risks during the nine months ended September 30, 2024. The risks described in the 2023 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the three and nine months ended September 30, 2024, one major customer accounted for 87% and 83% of the Company’s total consolidated revenue, respectively. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a failure of a depository institution to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

We could fail to satisfy the standards to maintain our listing on a stock exchange. Our Common Stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. On September 21, 2023, we received a written notice from the Nasdaq Stock Market, LLC ("Nasdaq") indicating that the Company was not in compliance with the $1.00 minimum bid price set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the "Bid Price Rule"). We were granted two 180-day extensions (until September 16, 2024) to regain compliance with the Bid Price Rule. On September 10, 2024, we received written notice from Nasdaq notifying the Company that it had determined that for the last 10 consecutive business days, from August 26 to September 9, 2024, the closing bid price of the Company’s Common Stock had been at $1.00 per share or greater and that, accordingly, the Company had regained compliance with the Bid Price Rule, and that the matter was now closed.

In the event that we again become non-compliant, with Rule 5550(a)(2) or other continued listing requirements of Nasdaq and cannot re-establish compliance within the required timeframe, our Common Stock could be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our financial condition and which may cause the value of our Common Stock to decline. If our Common Stock is not eligible for listing or quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our Common Stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

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

4.10	Form of Common Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.11	Form of Preferred Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.1	Amendment to Waiver, dated as of September 13, 2024, by and among Oblong, Inc. and the investors named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2024, and incorporated herein by reference).
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBLONG, INC.

November 7, 2024	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)