Form 10-K
period 2024-12-31
Oblong, Inc.
filed 2025-03-18
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $5,079,626.

The number of shares of the Registrant’s common stock outstanding as of March 14, 2025, was 1,154,926.

OBLONG, INC.

Index

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations, and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations, and intentions and other factors that are discussed in “Item 1A. Risk Factors” and/or listed below. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: opportunities for and benefits of potential strategic alternatives; our expectations and estimates relating to customer attrition, demand for our product offerings, sales cycles, future revenues, expenses, capital expenditures and cash flows; our ability to develop and launch new product offerings; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; the future exercise of warrants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about employee relations; our beliefs about the ongoing performance of our Managed Service business; statements relating to market need and evolution of the industry, our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Oblong’s services; adequacy of our internal controls; and statements regarding our information systems and ability to prevent cybersecurity incidents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

•	Our Company experienced declines in revenue in recent fiscal years and may continue to experience further revenue decline in future periods;
•

Revenue growth and increase in the market share of our current product offerings depend on the successful adoption of our Mezzanine™ product offerings with our customers, which requires sufficient sales, marketing, and product development funding;

•	We have a history of substantial net operating losses, and we may incur future net losses;
•

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity, and our ability to operate as a going concern in the future;

•	If we fail to achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will likely experience continued declines in revenue and lower gross margins;
•	Product quality problems could lead to reduced revenue, gross margins, and higher net losses;
•	If we fail to predict and respond to emerging technological trends and customers' changing needs, our operating results may suffer;
•	Our success depends on our ability to recruit and retain adequate engineering talent.
•	Our success is highly dependent on the evolution of our overall market and general economic conditions.
•

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses, asset impairments, and workforce reductions or restructurings;

•	We may be unable to realize intended efficiencies and benefits from our ongoing cost-saving initiatives, which may adversely affect our results of operations, financial condition, or our business. To operate more efficiently and control costs, we have undertaken cost-saving initiatives, which have included a cessation of R&D activities, workforce reductions, and other cost-reduction initiatives.

•	If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, and results of operations.
•	Any future disposition of assets and business could have material and adverse effects on business, financial conditions, and operations if not consummated in a timely manner.
•	The markets in which we compete are intensely competitive, which could adversely affect our achievement of revenue growth;
•	Industry consolidation may lead to increased competition and may harm our operating results.
•	We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business;
•	Any system failures or interruptions may cause a loss of customers.
•	There is limited market awareness of our services;
•	Our ability to sell our solutions is dependent in part on ease of use and the quality of our technical support, and any failure to offer high-quality technical support would harm our business, operating results, and financial condition.
•	We rely on third-party software that may be difficult to replace or may not perform adequately.
•	We depend upon our network providers and facilities infrastructure.
•	Our network depends upon telecommunications carriers who could limit or deny us access to their network or fail to perform, which would have a material adverse effect on our business.
•

A portion of our sales are through distribution channels, including both System and audio-visual (“AV”) integrators, which have been difficult to project and particularly volatile during the pandemic. Weakness in orders from our distribution channels may harm our operating results and financial condition;

•	Disruption of or changes in our distribution model could harm our sales and margins.
•	Inventory management relating to our sales to our two-tier distribution channel is complex.
•	We may experience material disconnections and/or reductions in the prices of our services and may not be able to replace the loss of revenue;
•	We are exposed to the credit and other counterparty risk of our customers in the ordinary course of our business.
•	Failure to retain and recruit key personnel would harm our ability to meet key objectives.
•

Supply chain issues, including financial problems of contract manufacturers or component suppliers or a shortage of adequate component supply or manufacturing capacity that increases our costs or causes a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins;

•	We have made and may continue to make acquisitions that could disrupt our operations and harm our operating results.
•	If our actual liability for sales and use taxes and federal regulatory fees is different from our accrued liability, it could have a material impact on our financial condition.
•	The terms of the Series F Preferred Stock could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions, and engage in other business activities that may be in our best interests.
•	Cyber-attacks, data incidents, malware, or an intrusion into our physical security systems may disrupt our business operations, result in the loss of critical and confidential information, harm our operating results and financial condition, and damage our reputation; and cyber-attacks or data incidents on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business.
•	Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business.
•	Our business, operating results, and financial condition could be materially harmed by regulatory uncertainty applicable to our products and services.
•	Our network could fail, which could negatively impact our revenues.
•	Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.
•	We may not be able to protect the rights to or enforce our intellectual property.
•	A number of our solutions incorporate software provided under open-source licenses, which may restrict or impose certain obligations on how we use or distribute our solutions or subject us to various risks and challenges, which could result in increased development expenses, delays, or disruptions to the release or distribution of those solutions, inability to protect our intellectual property rights and increased competition.
•	Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses;
•	Penny stock regulations may impose certain restrictions on the marketability of our securities;
•	Future operating results may vary from quarter to quarter, and we may fail to meet the expectations of securities analysts and investors at any given time;
•	Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.
•

The issuance of the securities in the March 2023 private placement significantly diluted the ownership interest of the existing holders of our common stock, and the market price of our common stock has declined significantly as a result of sales of such securities into the public market by the private placement investors and subsequent investors or the perception that such sales may occur;

•	We might need to raise additional capital by issuing securities or debt, which may cause significant dilution to our stockholders and restrict our operations; and
•	Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.
•	We could fail to satisfy the standards to maintain our listing on a stock exchange.
•	We incur significant accounting and administrative costs as a publicly traded corporation that impact our financial condition.
•	Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

PART I

Item 1. Business

Overview

We are a provider of patented multi-stream collaboration products and managed services for network solutions and video collaboration.

Mezzanine™ Product Offerings

Our product is called Mezzanine™, a family of turn-key products that enable dynamic and immersive visual collaboration across multi-users, multi-screens, multi-devices, and multi-locations. Mezzanine™ allows multiple people to share, control, and arrange content simultaneously from any location, enabling all participants to see the same content in its entirety at the same time in identical formats, resulting in dramatic enhancements to both in-room and virtual videoconference presentations. Applications include video telepresence, laptop and application sharing, whiteboard sharing, and slides. Spatial input allows content to be spread across screens, spanning different walls, scalable to an arbitrary number of displays, and interact with our proprietary wand device. Mezzanine™ substantially enhances day-to-day virtual meetings with technology that accelerates decision-making, improves communication, and increases productivity. Mezzanine™ scales up to support the most immersive and commanding innovation centers, across to link labs, conference spaces, and situation rooms, and down for the smallest work groups. Mezzanine’s digital collaboration platform can be sold as delivered systems in various configurations for small teams to total immersion experiences. The family includes the 200 Series (two display screen), 300 Series (three screen), and 600 Series (six screen). We also sell maintenance and support contracts related to Mezzanine™. Key capabilities and features of Mezzanine™ include:

•

Share Work With Others. Easily present work by plugging in or sharing wirelessly with the Mezzanine™ app. Share up to 10 connected devices, including laptops, in-room PCs, and digital media players. Upload images and slides to present and explore content alongside live video streams.

•

Capture Ideas Instantly. Save snapshots of on-screen content to make sure good ideas don’t get lost. Annotate content in the Mezzanine™ app and share thoughts with others. Download meeting materials to reference or share after the meeting.

•

Visualize Options and Outcomes. Mezzanine™ content spans multiple displays, so the information needed is in sight and on hand. Share more content, see more detail, and improve visual storytelling. Arrange content for side-by-side comparisons and cross-referencing.

•

Unite Distributed Teams. Connect teams and get everyone on the same page. Meeting participants share the same visual workspace so they can perform like they are in the same room. Everyone in every location can add content and steer the conversation, increasing the opportunity and motivation to participate.

•

Connect with Ease. Mezzanine™ works seamlessly with existing video conferencing and collaboration solutions so teams can join meetings with the tools they use every day. Integration with Cisco and Polycom systems simplifies connecting rooms with voice, video, and content.

•

Orchestrate Content. Place content anywhere in the room from anywhere in the room with Mezzanine's™ award-winning wands. Gestural interaction makes it easy to move and highlight content to focus the attention of the team.

Historically, customers have generally used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. As discussed below, revenue declines for our Mezzanine™ products are primarily due to lower demand, largely a consequence of the commercial reactions to the COVID-19 pandemic and its prolonged effects. We believe the COVID-19 pandemic fundamentally altered the way businesses consider the use of physical office spaces and, consequently, the demand for technologies that enable in-person collaboration within these spaces. Our analysis indicates that the reduced demand for our Mezzanine™ products, particularly in the aftermath of COVID-19, reflects a broader reassessment among our customers regarding the necessity and investment in collaboration solutions tailored for traditional office environments. Continuation of this trend could cause further declines in our revenue for this business. Although we cannot presently quantify the future financial impacts of this trend, such impacts will likely continue to have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows.

Managed Services for Network

We provide our customers with network solutions that ensure reliable, high-quality, and secure traffic of video, data, and internet. Network services are offered to our customers on a subscription basis. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity. We offer our customers the following networking solutions that can be tailored to each customer’s needs:

•

Cloud Connect: Video™: Allows our customers to outsource the management of their video traffic to us and provides the customer’s office locations with a secure, dedicated video network connection to the Oblong Cloud for video communications.

•

Cloud Connect: Converge™: Provides customized Multiprotocol Label Switching (“MPLS”) solutions for customers who require a converged network. A converged network is an efficient network solution that combines the customer’s voice, video, data, and Internet traffic over one or more common access circuits. We fully manage and prioritize traffic to ensure that video and other business-critical applications run smoothly.

•	Cloud Connect: Cross Connect™: Allows the customer to leverage their existing carrier for the extension of a Layer 2 private line to our data center.

Managed Services for Video Collaboration

We provide a range of managed services for video collaboration, from automated to orchestrated, to simplify the user experience in an effort to drive the adoption of video collaboration throughout our customers’ enterprise. We deliver our services through a hybrid service platform or as a service layer on top of our customers’ video infrastructure. We provide our customers with the following services to meet their videoconferencing needs:

•

Managed Videoconferencing is a “high-touch” concierge-based offering where we set up and manage customer videoconferences and webcasts. Our managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. These services include call scheduling and launching and videoconference monitoring, support, and reporting.

•

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

Sales and Marketing

We sell globally through direct customer sales and channel partners. To preserve capital, the Company significantly reduced its investments in sales and marketing during the last several years. For the years ended December 31, 2024, and 2023, sales and marketing expenses were $181,000 and $309,000, respectively.

Customers

The majority of our revenue for the years ended December 31, 2024, and 2023 was generated from direct sales, with the remainder sold through distribution channels. These channels include systems integrators, channel partners, other resellers, and distributors. Sales to these service providers have been characterized by large and sporadic purchases and longer sales cycles. Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels.

A significant portion of our revenue is generated from a limited number of customers. For the years ended December 31, 2024, and 2023, one major customer accounted for 84.9% and 55.9% of the Company’s total consolidated revenue, respectively. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers.

Competition

The market for communication and collaboration technology services is competitive and rapidly changing. Certain features of our current Mezzanine™ product offerings compete in the communication and collaboration technologies market with products offered by Cisco WebEx, Zoom, LogMeIn, and GoToMeeting, along with bundled productivity solutions providers who offer limited content-sharing capabilities such as Microsoft Teams and Google G Suite. In the rapidly evolving “Ideation” market, certain elements of our application compete with Microsoft, Google, InFocus, Bluescape, Mersive, Barco, Nureva, and Prysm.

With respect to our managed services for video collaboration, we primarily compete with managed services companies, videoconferencing equipment resellers, and telecommunication providers, including BT Conferencing, AT&T, Verizon, LogMeIn, Yorktel, ConvergeOne, and AVI-SPL. We also compete with companies that offer hosted videoconference bridging solutions, including Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft, and Polycom, are delivering competitive cloud-based videoconferencing and calling services. With the technology advancements over the past few years, including browser-based and mobile video, the options for video collaboration solutions and services are greater than ever before. With respect to our managed services for the network, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon, and Telus. Our competitors offer services similar to ours both on a bundled and unbundled basis, creating a highly competitive environment with pressure on the pricing of such services. Revenue attributable to our managed services described above has declined in recent years primarily due to the loss of customers to competition. We expect this trend to continue in the future for our managed services business.

Intellectual Property

G-speak is the core technology platform for Mezzanine™. It enables applications to be developed that run across multiple screens and devices. Our customers use the platform to solve big data problems, collaborate more effectively, and go from viewing pixels on a single screen to interacting with pixels on every screen.

Videoconferencing has traditionally presented challenges for the user by presenting a complex maze of systems and networks that must be navigated and closely managed. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors’ video equipment, resulting in communication islands. Our suite of managed services for video collaboration can be accessed and utilized by customers regardless of their technology or network. Customers who purchase a Cisco, Polycom, Avaya, or LifeSize (Logitech) system or use certain other third-party video communications software such as Microsoft, WebEx, or WebRTC may all take advantage of our services regardless of their choice of network. Our services support all standard video signaling protocols, including SIP, H.323, and Integrated Services Digital Network (“ISDN”), using infrastructure from a variety of manufacturers.

Research and Development

During the years ended December 31, 2024, and 2023, the Company incurred research and development expenses of $155,000 and $20,000, respectively, related to developing features and enhancements to our Mezzanine™ product offerings.

Employees

As of December 31, 2024, we had 7 total full-time employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and is comprised of a mix of competitive base salary, bonus, and equity compensation awards, as well as other employee benefits. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good. We are committed to diversity and inclusion as well as equitable pay within our workforce. In addition, the health and safety of our employees, customers, and communities are of primary concern to us.

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

Our strategy for growth is twofold: (i) we aim to grow organically by expanding our market presence and increasing adoption of our products and services, and (ii) we are actively seeking inorganic growth opportunities through strategic partnerships or acquisitions. Specifically, we are interested in early-stage technology companies that are not just innovating but have also developed minimum viable products (MVPs) that have gained some measure of market acceptance. These companies may complement our existing offerings but could also open new avenues for expansion by tapping into significant market opportunities.

In our quest to find the right partners or acquisition targets, we are particularly focused on ventures that have demonstrated their ability to innovate and capture the early-stage interest of their target markets. These ventures indicate a clear path to scalability and a substantial market presence.

However, it's important to note that while we are committed to this strategic review process, there is no guaranteed outcome. The process of identifying and executing the right strategic alternative, whether it be a merger, sale, or business combination, is complex and uncertain. We want our shareholders to understand that, despite our best efforts, there is no assurance that this strategic review will culminate in a definitive transaction involving the Company. Our priority remains clear: to explore every avenue that could potentially enhance the value we deliver to our shareholders and ensure the long-term success of our Company.

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

Available Information

We are subject to the Exchange Act's reporting requirements. The Act requires us to file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

In addition, we make available, free of charge, on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents on our website at www.oblong.com by accessing the investor relations section. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.

Item 1A. Risk Factors

Our business faces numerous risks, including those set forth below and those described elsewhere in this Report or in our other filings with the SEC. The risks described below are not the only risks that we face, nor are they necessarily listed in order of significance. Other risks and uncertainties may also affect our business. Any of these risks may have a material adverse effect on our business, financial condition, results of operations, and cash flow. When making an investment decision with respect to our common stock, you should also refer to the other information contained or incorporated by reference in this Report, including our Consolidated Financial Statements and the related notes.

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

Should this trend of reevaluation and reduced demand continue, our company faces a significant risk of further revenue decline. This situation highlights the critical need for our Company to adapt strategically, recognizing the shifting dynamics of workplace configurations and the evolving needs of our customers in the post-pandemic era.

Revenue growth and an increase in the market share of our current product offerings depend on the successful adoption of our Mezzanine™ product offerings with our channel partners, which requires sufficient sales, marketing, and product development funding. Our goal is to grow revenue from an increase in adoption of our product offerings. If we cannot successfully gain adoption of our Mezzanine™ product offerings through direct sales or our channel partners, we may not be able to grow revenue and/or increase the market share of our products. We have significantly reduced investments in product development and sales and marketing in recent years. We cannot assure you that we will have sufficient funds available to invest in sales and marketing and product development in order to achieve revenue growth.

We have a history of substantial net operating losses and may incur future losses. We reported substantial net losses in recent years. In the future, we may not be able to achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis. If we do not achieve profitability in the future, the value of our common stock may be adversely impacted, and we could have difficulty obtaining capital to continue our operations.

Our business activities will require additional financing that might not be obtainable on acceptable terms, if at all. This could have a material adverse effect on our financial condition, liquidity, and ability to operate as a going concern in the future. The Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024, have been prepared assuming that the Company will continue as a going concern. We have experienced revenue declines in recent fiscal years and incurred net losses.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue, customer renewal rates, and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to our major customers, the expense to deliver services, the expense for sales and marketing, the expense for research and development, capital expenditures, and the cost involved in protecting intellectual property rights. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements into mid-2026. We believe additional capital will be required in the long term to fund operations and provide growth capital, including potential strategic alternatives and investments in technology, product development, and sales and marketing. During the year ended December 31, 2024, the Company received net proceeds of $2,381,000 from the exercise of common and preferred warrants. To access capital to fund operations or provide growth capital, we will need to raise capital from the exercise of outstanding common and/or preferred warrants, and/or in one or more debt and/or equity offerings. We have been able to raise capital in the past to maintain liquidity, but there can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

If we fail to achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will likely experience continued declines in revenue and lower gross margins. We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop, acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the markets in which we operate and to quickly develop, acquire, build, and sell products that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must increase our focus and capital investment in research and development. As a cost savings measure, we have reduced investments in product development and sales and marketing in recent years. If our products do not achieve widespread market acceptance, or if we are unsuccessful in capitalizing on market opportunities, our future growth may be slowed, and our financial results could be harmed. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

In addition, we may not be able to successfully manage the integration of any new product lines with our existing products. Selling new product lines in new markets will require our management to explore different strategies in order to be successful. We may be unsuccessful in launching a new product line in new markets that requires management of new suppliers, potential new customers, and new business models. Our management may not have the experience of selling in these new markets, and we may not be able to grow our business as planned. If we are unable to effectively and successfully further develop these new product lines, we may not be able to achieve our desired sales targets, and our gross margins may be adversely affected.

We may experience delays and quality issues in releasing new products, which could result in lower quarterly revenue than expected. In addition, we may experience product introductions that fall short of our projected rates of market adoption. Any future delays in product development and introduction, product introductions that do not meet broad market acceptance, or unsuccessful launches of new product lines could result in:

•	loss of or delay in revenue and loss of market share;
•	negative publicity and damage to our reputation and brand;
•	a decline in the average selling price of our products; and
•	adverse reactions in our sales channels.

Additionally, our level of product gross margins could decline in future periods due to adverse impacts from other factors, including:

•	Changes in customer, geographic, or product mix, including a mix of configurations within each product group;
•

Introduction of new products, including products with price-performance advantages, and new business models, including the transformation of our business to deliver more software and subscription offerings;

•	Our ability to reduce production costs;
•	Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;
•	Sales discounts;
•

Increases in material, labor, or other manufacturing-related costs, which could be significant, especially during periods of supply constraints such as those impacting the market for memory components;

•	Excess inventory, inventory holding charges, and obsolescence charges;
•	Changes in shipment volume;
•	The timing of revenue recognition and revenue deferrals;
•

Increased cost (including those caused by tariffs), loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates;

•	Lower than expected benefits from value engineering;
•	Increased price competition;
•	Changes in distribution channels;
•	Increased warranty or royalty costs;
•	Increased amortization of purchased intangible assets; and
•	Our success in executing our strategy and operating plans.

If we cannot successfully introduce new product lines, either through rapid innovation or acquisition of new products or product lines, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce or acquire new products with higher gross margins or if we are unable to improve the margins on our existing product lines, our revenue and overall gross margin will likely decline.

Product quality problems could lead to reduced revenue, gross margins, and higher net losses. We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins and net loss.

If we fail to predict and respond to emerging technological trends and customer’s changing needs, our operating results may suffer. The markets for our products and services are characterized by rapidly changing technology, evolving industry standards, and new product and service introductions. If customers do not purchase and/or renew our offerings, our business could be harmed. The process of developing new technology related to market transitions—such as collaboration, digital transformation, and cloud—is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products and services before knowing whether our investments will result in products and services the market will accept. As a cost-saving measure, we have reduced investments in product development in recent years. Our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other market transitions or if the offerings addressing these other transitions that ultimately succeed are based on technology or an approach to technology different from ours. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate new product offerings.

Furthermore, we may not execute successfully on our vision or strategy successfully because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources, such as those that led to us ceasing the majority of research and development activities during late 2022 as a cost savings measure, and significant capital could be required to resume research and development activities. This could result in competitors, some of which may also be our partners, providing those solutions before we do and loss of market share, revenue, and earnings. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. The success of new products and services depends on several factors, including proper new product and service definition, component costs, timely completion and introduction of these products and services, differentiation of new products and services from those of our competitors, and market acceptance of these products and services. There can be no assurance that we will successfully identify new product and service opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services or that products, services, and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive.

Our success depends on our ability to recruit and retain adequate engineering talent. The market for our products and services is characterized by rapidly changing technology. The pressure to innovate and stay ahead of our competitors requires an investment in talent. Specifically, competing successfully in this market depends on our ability to recruit and retain adequate engineering talent. Because of the competitive nature of this industry, this can prove a challenge. Failure to recruit and retain adequate talent could negatively impact our ability to keep up with the rapidly changing technology.

Our success is highly dependent on the evolution of our overall market and on general economic conditions. The market for collaboration technology and services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth depends on the broad acceptance and adoption of collaboration technologies and services. In addition, in the event we develop new solutions designed to address new market demands, such as our Mezzanine™ product offerings, sales of our solutions will, in part, depend on capturing new spending in these markets. There can be no assurance that this market will grow, that our offerings will be adopted, or that businesses will purchase our collaboration technologies and services. If we are unable to react quickly to changes in the market, if the market fails to develop or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to achieve profitability. Additionally, adverse economic conditions may cause a decline in business and consumer spending, which could adversely affect our business and financial performance.

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses, asset impairments, and workforce reductions or restructurings. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment or decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates, with respect to the useful life or ultimate recoverability of our carrying basis of assets, could change as a result of such assessments and decisions. Although, in certain instances, our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers.

We may be unable to realize intended efficiencies and benefits from our ongoing cost-saving initiatives, which may adversely affect our results of operations, financial condition, or our business. To operate more efficiently and control costs, we have undertaken cost-saving initiatives, which have included a cessation of R&D activities, workforce reductions, and other cost-reduction initiatives. If we do not successfully manage our current cost-saving activities, our expected efficiencies, benefits, and cost savings might be delayed or not realized, and our operations and business could be disrupted. Furthermore, disruption to our operations or business may cause employee morale and productivity to suffer and may result in unwanted employee attrition. Such disruptions require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Moreover, we could make changes to or experience delays in executing any cost-saving initiatives, any of which could cause further disruption and additional unanticipated expenses.

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

Any future disposition of assets and business could have material and adverse effects on business, financial conditions, and operations if not consummated in a timely manner. As part of our corporate strategy, our management considers and evaluates opportunities involving dispositions of assets and business. Such transactions may expose us to unknown or unforeseeable challenges resulting in disruption of business operations, loss of key personnel and ongoing tax benefits treatment, failure to obtain necessary statutory and regulatory approvals, provide ongoing indemnity, and compliance with post-closing obligations, which may affect or prevent us from consummating the transactions, and have a material and adverse effect on our business, financial conditions, and operations.

The markets in which we compete are intensely competitive, which could adversely affect our achievement of revenue growth. The markets in which we compete are characterized by rapid change, converging technologies, and a migration to collaboration solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product areas, and in key priority and growth areas. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market.

The collaboration industry is highly competitive and includes large, well-financed participants. Some of our competitors compete across many of our product lines, while others are primarily focused on a specific product area. In addition, many of our competitor organizations have substantially greater financial and other resources, including technical and engineering resources, than we do, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. Our competitors offer similar services on a bundled and unbundled basis, creating a highly competitive environment with pressure on the pricing of such services. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. We believe that as the demand for collaboration technologies continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter this market.

The principal competitive factors in the markets in which we presently compete and may compete in the future include the ability to sell successful business outcomes, product performance, and price and the ability to introduce new products, including providing continuous new customer value and products with price-performance advantages; the ability to reduce production costs; the ability to provide value-added features such as security, reliability and investment protection; conformance to standards; market presence; the ability to provide financing; and disruptive technology shifts and new business models.

Industry consolidation may lead to increased competition and may harm our operating results. There is a continuing trend toward industry consolidation in our markets. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that the loss of a major customer could have a material impact on results.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2024, one major customer accounted for 84.9% of the Company’s total consolidated revenue. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology, and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products or services. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control, such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a failure of a depository institution to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals, and/or our customers may choose not to renew our services. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

Any system failures or interruptions may cause a loss of customers. Our success depends, in part, on the seamless, uninterrupted operation of our managed service offerings. As the complexity and volume continue to increase, we will face increasing demands and challenges in managing them. Any prolonged failure of these services or other systems or hardware that causes significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial loss.

There is limited market awareness of our products and services. Our future success will be dependent in significant part on our ability to increase market awareness of our products and services and generate demand for our collaboration technologies and services. We have limited our investment in sales and marketing resources in recent years as a cost-saving measure. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. If we were to hire new employees in sales and marketing, those employees would require training and take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and, if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

Our ability to sell our solutions is dependent in part on ease of use and the quality of our technical support, and any failure to offer high-quality technical support would harm our business, operating results, and financial condition. Once our solutions are deployed, our end customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train, and retain personnel who are not only qualified to support our solutions but also well-versed in some of the primary applications and hypervisors that our end customers run on our solutions. Furthermore, in the event we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. In addition, in the event we expand our product portfolio to include additional solutions our ability to provide high-quality support will become more difficult and will involve more complexity. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation and brand, adversely affect our ability to sell our solutions to existing and prospective end customers, and could harm our business, operating results, and financial condition.

We rely on third-party software that may be difficult to replace or may not perform adequately. We integrate third-party licensed software components into our technology infrastructure in order to provide our services. This software may not continue to be available on commercially reasonable terms or pricing or may fail to continue to be updated to remain competitive. The loss of the right to use this third-party software may increase our expenses or impact the provisioning of our services. The failure of this third-party software could materially impact the performance of our services and may cause material harm to our business or the results of operations.

We depend upon our network providers and facilities infrastructure. Our success depends upon our ability to implement, expand, and adapt our network infrastructure and support services to accommodate an increasing amount of video traffic and evolving customer requirements at an acceptable cost. This has required and will continue to require that we enter into agreements with providers of infrastructure capacity, equipment, facilities, and support services on an ongoing basis. We cannot ensure that any of these agreements can be obtained on satisfactory terms and conditions. We also anticipate that future expansions and adaptations of our network infrastructure facilities may be necessary in order to respond to growth in the number of customers served. In addition, we utilize third-party vendors of network connectivity related to our network services business. We cannot ensure that these vendors will perform to the satisfaction of our customers, which could result in the loss of revenue.

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

A portion of our sales are through distribution channels, including both system integrators and channel partners (collectively the “Service Providers”), which have been difficult to project and particularly volatile during the pandemic. Weakness in orders from our distribution channels may harm our operating results and financial condition. Sales to the Service Providers have been characterized by large and sporadic purchases, in addition to longer sales cycles. Product orders by the Service Providers decreased during 2024 and 2023, and at various times in the past, we have experienced significant weakness in product orders from Service Providers. Product orders from the Service Providers could continue to decline, and as has been the case in the past, such weakness could persist over extended periods of time, given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic, political, or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our Service Providers’ customers have been materially and adversely affected by slowdowns in the general economy, overcapacity, changes in the Service Providers’ market, regulatory developments, and constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past and could affect our business and operating results in any future period. Finally, our Service Providers’ customers typically have longer implementation cycles, require a broader range of services, including design services, demand that vendors take on a larger share of risks, and often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with Service Providers.

Disruption of or changes in our distribution model could harm our sales and margins. If we fail to manage the distribution of our products and services properly, or if our Service Providers’ financial condition or operations weaken, our revenue and gross margins could be adversely affected. A significant portion of our products and services are sold through our distribution channels, and the remainder is sold through direct sales. Our distribution channels include systems integrators, channel partners, other resellers, and distributors. Systems integrators and channel partners typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution, and a number of service providers are also systems integrators. Distributors stock inventory and typically sell to systems integrators, channel partners, and other resellers. We refer to sales through distributors as a two-tier system of sales to the end customer. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.

Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. There can be no assurance that changes in the balance of our distribution model in future periods will not have an adverse effect on our gross margins and profitability. Some factors could result in disruption of or changes in our distribution model, which could harm our sales and margins, including the following: competition with some of our Service Providers, including through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products or otherwise compete with them; some of our Service Providers may demand that we absorb a greater share of the risks that their customers may ask them to bear; some of our Service Providers may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions; and revenue from indirect sales could suffer if our distributors’ financial condition or operations weaken. In addition, we depend on our Service Providers globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition.

Inventory management relating to our sales to our two-tier distribution channel is complex. We must manage inventory relating to sales to our distributors effectively, because inventory held by them could affect our results of operations. Our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations.

We may experience material disconnections and/or reductions in the prices of our services and may not be able to replace the loss of revenues. Historically, we have experienced both significant disconnections of services and also reductions in the prices of our services. We endeavor to obtain long-term commitments from new customers, as well as expand our relationships with current customers. The disconnection of services by our significant customers or by several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations. Service contract durations and termination liabilities are defined within the terms and conditions of the Company’s agreements with our customers. Termination of services in our existing agreements typically requires a minimum of 30 days’ notice and is subject to early termination penalties equal to the amount of accrued and unpaid charges, including the remaining term length multiplied by any fixed monthly fees. The standard form of service agreement with us includes an auto-renewal clause at the end of each term if the customer does not choose to terminate service at that time. Certain customers and partners negotiate master agreements with custom termination liabilities that differ from our standard form of service agreement.

We are exposed to the credit and other counterparty risk of our customers in the ordinary course of our business. Our customers have varying degrees of creditworthiness, and we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to an increased risk of nonpayment under our contracts with them. In the event that a material customer or customers default on their payment obligations to us, discontinue buying services from us, or use their buying power with us to reduce its revenue, this could materially adversely affect our financial condition, results of operations, or cash flows.

Failure to retain and recruit key personnel would harm our ability to meet key objectives. We have attracted a highly skilled management team and specialized workforce. Our future success is dependent in part on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for these personnel is intense. Our inability to hire qualified personnel on a timely basis, or the departure of key employees (including Peter Holst, the Company’s President and CEO) without a suitable replacement could materially and adversely affect our business development and, therefore, our business, prospects, results of operations and financial condition. Stock incentive plans are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility or lack of positive performance in our stock price or equity incentive awards, or changes to our overall compensation program, including our stock incentive program, resulting from the management of share dilution and share-based compensation expense or otherwise, may also adversely affect our ability to retain key employees. As a result of one or more of these factors, we may increase our hiring in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

Supply chain issues, including financial problems of contract manufacturers or component suppliers or a shortage of adequate component supply or manufacturing capacity that increases our costs or causes a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins. We rely on other companies to supply some components of our Mezzanine™ products of our network infrastructure and the means to access our network. Certain products and services that we resell and certain components that we require are available only from limited sources. We could be adversely affected if such sources were to become unavailable to us on commercially reasonable terms. We cannot ensure that, on an ongoing basis, we will be able to obtain third-party services cost-effectively and on the scale and within the time frames that we require, if at all. Failure to obtain or to continue to make use of such third-party services would have a material adverse effect on our business, financial condition, and results of operations. The fact that we do not own or operate manufacturing facilities and that we are reliant on our supply chain could have an adverse impact on the supply of our products and on our business and operating results. Financial problems of either contract manufacturers or component suppliers, reservation of manufacturing capacity at our contract manufacturers by other companies, and industry consolidation occurring within one or more component supplier markets, such as the semiconductor market, in each case, could either limit supply or increase costs.

A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchasing components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We have experienced longer than normal lead times in the past, and there is no assurance this will not occur in the future. In addition, vendors may be under pressure to allocate products to certain customers for business, regulatory, or political reasons and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future or if we are unsuccessful in our mitigation efforts, they could have a material adverse effect on our business, results of operations, and financial condition.

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.

Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although, in many cases, we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

We have made and may continue to make acquisitions that could disrupt our operations and harm our operating results. Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We may address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•

Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products;

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;
•	Potential difficulties in completing projects associated with in-process research and development intangibles;
•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	Initial dependence on unfamiliar supply chains or relatively small supply partners;
•	Insufficient revenue to offset increased expenses associated with acquisitions; and
•	The potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire following and continuing after the announcement of acquisition plans.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;
•	Use a substantial portion of our cash resources or incur debt;
•	Significantly increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;
•	Assume liabilities;
•	Record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges
•	Incur amortization expenses related to certain intangible assets;
•	Incur tax expenses related to the effect of acquisitions on our legal structure;
•	Reduce the utilization of, and the timing of utilization, of the federal and state net operating loss carryforwards;
•	Incur large write-offs and restructuring and other related expenses; or
•	Become subject to intellectual property or other litigation.

Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from the successful introduction of new products and technologies to a failure to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks related to new product development also apply to acquisitions.

If our actual liability for sales and use taxes and federal regulatory fees is different from our accrued liability, it could have a material impact on our financial condition. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically, and when we believe our services are subject to sales and use taxes in a particular state, we voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales taxes and federal fees. If one or more taxing authorities determine that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our customer contracts provide that our customers must pay all applicable sales taxes and fees. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, the imposition of such taxes on our services going forward will effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed. We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. The assessment of taxes, interest, and penalties as a result of audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.

The terms of the Series F Preferred Stock could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions, and engage in other business activities that may be in our best interests. The Certificate of Designations for the Series F Preferred Stock contains a number of affirmative and negative covenants regarding matters such as the payment of dividends, maintenance of our properties and assets, transactions with affiliates, and our ability to issue other indebtedness. No assurances can be given that we will be able to comply with the financial or other covenants contained in the Certificate of Designations. If we are unable to comply with certain terms in the Certificate of Designations:

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

Risks Related to Cybersecurity and Regulations

Cyber-attacks, data incidents, malware, or an intrusion into our physical security systems may disrupt our business operations, result in the loss of critical and confidential information, harm our operating results and financial condition, and damage our reputation; and cyber-attacks or data incidents on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business. In the ordinary course of providing video communications services, we transmit sensitive and proprietary information of our customers. We are dependent on the proper function, availability, and security of our information systems, including, without limitation, those systems utilized in our operations. We have undertaken measures to protect the safety and security of our inventory and our information systems, and the data maintained within those systems, and on an annual basis, we test the adequacy of our security measures. Despite our implementation of security measures, there can be no assurance our safety and security measures will detect and prevent security incidents in a timely manner or otherwise prevent damage or interruption of our systems and operations or inventory theft. The products and services we sell to customers, and our servers, data centers, and the cloud-based solutions on which our data, and the data of our customers, suppliers, and business partners are stored, are vulnerable to improper functioning, cyber-attacks, data incidents, malware, and similar disruptions from unauthorized access or tampering by malicious actors or inadvertent error. Any such event could compromise our products, services, and networks or those of our customers, and the proprietary information stored on our systems or those of our customers could be improperly accessed, processed, disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners, and others, give rise to legal/regulatory action, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. A security incident at any one of our physical facilities, such as that which occurred during 2022, could result in a significant loss of inventory or increase expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on our business, financial condition, and results of operations. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance and may not be successful. Cybersecurity incidents in our customers’ networks or in cloud-based services provided by or enabled by us, regardless of whether the incident is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation, or otherwise harm our business.

Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business. The products and services we sell to customers inevitably contain vulnerabilities or critical security defects that have not been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes, which could result in an exploit that compromises security. Customers also need to test security releases before they can be deployed, which can delay implementation. In addition, we rely on third-party providers of software and cloud-based services, and we cannot control the rate at which they remedy vulnerabilities. Customers may also not deploy a security release or decide not to upgrade to the latest versions of our products, services, or cloud-based solutions containing the release, leaving them vulnerable. Vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business.

Our business, operating results, and financial condition could be materially harmed by regulatory uncertainty applicable to our products and services. Changes in regulatory requirements applicable to the industries in which we operate, in the United States and in other countries, could materially affect the sales of our products and services. In particular, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and offers, and they could also impact sales of our own regulated offers. In addition, evolving legal requirements restricting or controlling the collection, processing, or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use and our ability to sell our products and offers. Additional areas of uncertainty that could impact sales of our products and offers include laws and regulations related to encryption technology, environmental sustainability, export control, product certification, and national security controls applicable to our supply chain. Changes in regulatory requirements in these areas could have a material adverse effect on our business, operating results, and financial condition.

Our network could fail, which could negatively impact our revenues. Our success depends upon our ability to deliver reliable, high-speed access to our channels’ and customers’ data centers and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized access, or cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events. The occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches, and other computer equipment that make up the backbone of our service offering and hosted infrastructure, or at one or more of our partners’ data centers, could substantially and adversely impact our business. We cannot ensure that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network or hosted infrastructure. Any damage to, or failure of, our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business and results of operations.

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

Third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming and result in costly litigation, and where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships.

An adverse outcome as a defendant in any such litigation may result in impacts to the Company including, but not limited to:

•	Payment of substantial damages;
•	Diversion of technical and management personnel;
•	Cessation of the use, development, or sale of services that infringe upon patented intellectual property;
•	Entrance into license agreements; and
•	Expending significant resources to develop or acquire a non-infringing technology.

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

An adverse outcome as a plaintiff in any such litigation, in addition to the costs involved, may, among other things, result in the loss of the intellectual property (such as a patent) that was the subject of the lawsuit by a determination of invalidity or unenforceability, significantly increase competition as a result of such determination, and require the payment of penalties resulting from counterclaims by the defendant.

We may not be able to protect the rights to or enforce our intellectual property. We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. We have been issued numerous patents, other patent applications are currently pending, and some of our intellectual property is not covered by any patent. If we further develop our services and related intellectual property, we expect to seek additional patent protection. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope, and enforceability of a particular patent. Accordingly, we cannot assure that any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others; any of our pending or future patent applications will be issued with the breadth of claim coverage sought by it if issued at all; or any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims. Furthermore, many key aspects of networking technology are governed by industry-wide standards, which are usable by all market entrants, and there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Additionally, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patent or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create innovative products that have enabled us to be successful.

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technologies, we may have to pay others for the right to use their intellectual property, pay damages for infringement or misappropriation, and/or be enjoined from using such intellectual property.

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part through confidentiality agreements. However, we cannot ensure that these agreements will not be breached, that we will have adequate remedies for any breach, or that such persons will not assert rights to intellectual property arising out of these relationships.

A number of our solutions incorporate software provided under open-source licenses, which may restrict or impose certain obligations on how we use or distribute our solutions or subject us to various risks and challenges, which could result in increased development expenses, delays, or disruptions to the release or distribution of those solutions, inability to protect our intellectual property rights and increased competition. Certain significant components of our solutions incorporate or are based upon open-source software, and we may incorporate open-source software into other solutions in the future. Such open-source software is generally licensed under open-source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, "Apache-style" licenses, "BSD-style" licenses, and other open-source licenses. The use of open-source software subjects us to a number of risks and challenges, including, but not limited to:

•

If open-source software programmers, most of whom we do not employ, do not continue to develop and enhance open-source technologies, our development expenses could increase, and our product release and upgrade schedules could be delayed.

•

Open-source software is open to further development or modification by anyone. As a result, others may develop such software to be competitive with our platform and may make such competitive software available as open source. It is also possible for competitors to develop their own solutions using open-source software, potentially reducing the demand for and putting price pressure on our solutions.

•

The licenses under which we license certain types of open-source software may require that, if we modify the open-source software we receive, we are required to make such modified software and other related proprietary software of ours publicly available without cost and on the same terms. In addition, some open-source licenses appear to be permissive in that internal use of the open-source software is allowed but prohibit commercial uses or treat the provision of cloud services as triggering the requirement to make proprietary software publicly available. Accordingly, we monitor our use of open-source software in an effort to avoid subjecting our proprietary software to such conditions and others we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open-source software that we use, our processes used to monitor how open-source software is used could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses, and licensors sometimes change their license terms. Therefore, any improper usage of open-source, including a failure to identify changes in license terms, could result in unanticipated obligations regarding our solutions and technologies, which could have an adverse impact on our intellectual property rights and our ability to derive revenue from solutions incorporating the open-source software.

•

If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur legal expenses defending against such allegations or engineering expenses in developing a substitute solution.

If we are unable to successfully address the challenges of integrating offerings based upon open-source technology into our business; our business and operating results may be adversely affected, and our development costs may increase.

Risks to Owning Our Common Stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses. Historically, our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, and security of our products or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future. The market price for our common stock may be influenced by many factors, including the following:

•	conversions of Series F Preferred Stock into common stock and the subsequent sales of common stock;
•	investor reaction to our business strategy;
•	the success of competitive products or technologies;
•	our ability to comply with the continued listing standards of the Nasdaq Capital Market;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	declines in the market prices of stocks generally;
•	the trading volume of our common stock;
•	conversions of Series F Preferred Stock into common stock and the subsequent sales of common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry, and market conditions;
•	the transformation of our business to deliver more software and subscription offerings where revenue is recognized over time;
•	fluctuations in demand for our products and services, especially with respect to distributors and partners, in part due to changes in the global economic environment;
•	the introduction and market acceptance of new technologies and products, and our success in new evolving markets and in emerging technologies, as well as the adoption of new standards;
•

the ability of our customers, channel partners, contract manufacturers, and suppliers to obtain financing or to fund capital expenditures, especially during a period of global credit market disruption or in the event of a customer, channel partner, contract manufacturer, or supplier financial problem;

•	the overall movement toward industry consolidation among both our competitors and our customers;
•	changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;
•	the timing, size, and mix of orders from customers;
•	manufacturing and customer lead times;
•	how well we execute our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges;
•	our ability to achieve targeted cost reductions;
•	benefits anticipated from our investments;
•	changes in tax law or accounting rules, or interpretations thereof;
•

actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements;

•

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

•	the failure of any bank and the resulting economic uncertainty caused by such failures.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile, and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations, and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Throughout much of our corporate history, our common stock has been thinly traded, and therefore has therefore been susceptible to wide price swings. While our common stock has recently experienced increased trading volume, we cannot ensure that this level of trading volume will continue or that the increased trading volumes will lessen the historic volatility in the price of our common stock. Thinly traded stocks are more susceptible to significant and sudden price changes and the liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. At any time, the liquidity of our common stock may decrease to the thinly traded levels it has experienced in the past, and we cannot ensure that any holder of our securities will be able to find a buyer for its shares. Further, we cannot ensure that an organized public market for our securities will continue or that there will be any private demand for our common stock.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

Penny stock regulations may impose certain restrictions on the marketability of our securities. The SEC has adopted regulations that generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Our common stock is presently subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock,” unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.” Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of common stock to sell such securities.

Future operating results may vary from quarter to quarter, and we may fail to meet the expectations of securities analysts and investors at any given time. We have experienced, and may continue to experience, significant quarterly fluctuations in operating results. Factors that cause fluctuation in our results of operations include a lack of revenue growth or declines in revenue, declines in gross margins, and increases in operating expenses. Accordingly, it is possible that in one or more future quarters, our operating results will be adversely affected and fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future. The sale into the public market of a significant number of shares of common stock by our existing shareholders, or the resale into the public market of shares issued in prior or future financings, could depress the trading price of our common stock and make it more difficult for us or our stockholders to sell equity securities in the future. Such transactions may include but are not limited to (i) conversions of Series F Preferred Stock into common stock and the subsequent sales of such common stock, (ii) any future issuances by us of additional shares of our common stock or of other securities that are convertible or exchangeable for shares of common stock; and (iii) the resale of any previously issued but restricted shares of our common stock that become freely available for re-sale, whether through an effective registration statement or under Rule 144 of the Securities Act.

While the sale of shares to the public might increase the trading volume of our common stock and, thus, the liquidity of our stockholders’ investments, the resulting increase in the number of shares available for public sale could drive the price of our common stock down, reducing the value of our stockholders’ investments and perhaps hindering our ability to raise additional funds in the future.

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

We might need to raise additional capital by issuing securities or debt, which may cause significant dilution to our stockholders and restrict our operations. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements for at least the next 12 months from the filing date of this Report with the SEC. However, we believe additional capital will be required in the long term to fund operations and provide growth capital, including potential strategic alternatives and investments in technology, product development, and sales and marketing. Additional financing may not be available when we need it or may not be available on favorable terms. To the extent that we raise additional capital by issuing equity securities, the terms of such issuance may cause more significant dilution to our stockholders’ ownership, and the terms of any new equity securities may have preferences over the combined organization’s common stock. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem stock, or make investments.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment. The Company’s certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of the company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of the board of directors or take other corporate actions, including effecting changes in the Company’s management. These provisions include:

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

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on its board of directors;

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

In the event that we again become non-compliant with Rule 5550(a)(2) or other continued listing requirements of Nasdaq and cannot re-establish compliance within the required timeframe, our Common Stock could be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our financial condition and which may cause the value of our Common Stock to decline. If our Common Stock is not eligible for listing or quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. In such an event, it would become more difficult to dispose of or obtain accurate price quotations for our Common Stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our Common Stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

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

General Risks

We incur significant accounting and administrative costs as a publicly traded corporation that impact our financial condition. As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Some of our competitors are privately owned, so their comparatively lower accounting and administrative costs can be a competitive disadvantage for us. Should our sales continue to decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, our costs associated with regulatory compliance will rise as a percentage of sales.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail. Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If we are unable to access all or a significant portion of the amounts we have deposited at financial institutions for any extended period of time, we may not be able to pay our operational expenses or make other payments until we are able to move our funds to accounts at one or more other financial institutions, which process could cause a temporary delay in making payments to our vendors and employees and cause other operational challenges.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have a multilayered framework for detecting and responding to reasonably foreseeable cybersecurity risks and threats. To protect our information technology (“IT”) systems from cybersecurity threats, we use various tools that help prevent, detect, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. In the event of a material change to our systems or operations, we would assess the internal and external threats to the security, confidentiality, integrity, and availability of our data and systems, along with other material risks to our operations. We leverage technical safeguards intended to protect the Company’s information systems from cybersecurity threats, including firewalls, threat monitoring, intrusion prevention and detection systems, anti-malware, access controls, privilege management, asset and endpoint management, and ongoing system security assessments. We oversee third-party service providers by conducting vendor diligence and reviews on a regular basis. We monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular network scans, system audits, and intelligence feeds. The results of these assessments are used to improve our security posture through remediation efforts.

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

Governance

Oblong’s Director of IT is responsible for assessing and managing cybersecurity risks. It has extensive experience focused on increasing the organization's resilience to security threats and staying current on new developments by monitoring the cybersecurity landscape. The team monitors Oblong’s IT environment for potential security threats, investigating and acting on security events to minimize potential risks to the environment.

Oblong’s Audit Committee engages in oversight of Oblong's cybersecurity risks and receives regular updates from management on technology and security updates and Oblong’s assessment of cybersecurity threats and mitigation plans. The Audit Committee oversees the processes over internal controls and financial reporting, including controls and procedures that are designed to ensure that significant cybersecurity incidents are communicated to both senior management and the Audit Committee. In the event of a material cybersecurity incident affecting our IT systems or data management, the Audit Committee would promptly work to formulate a mitigation plan and review compliance with such plan, as well as to ensure compliance with any external regulatory or disclosure requirements, including any disclosures of material cybersecurity incidents.

Item 2. Properties

We currently lease warehouse space in a facility in Denver, CO, to store our inventory. With the exception of the warehouse space just described, we currently operate out of remote employment sites with a remote office located at 110 16th Street, Suite 1400-1024, Denver, CO 80202.

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. As of the date hereof, we are not a party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock trades on the Nasdaq Capital Market under the symbol “OBLG.”

As reported on the Nasdaq Capital Market, the closing sale price of our common stock was $3.35 per share on March 14, 2025. As of March 14, 2025, 1,154,926 shares of our common stock were issued and outstanding. As of March 14, 2025, there were 183 holders of record of our common stock. Equiniti is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid cash dividends on our common stock and does not expect to do so for the foreseeable future. We intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination of the payment of dividends based on conditions then existing, including our earnings, financial condition, and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2024, and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2024, and 2023, and the related notes attached thereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity, or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Business

We are a provider of patented multi-stream collaboration products and managed services for network solutions and video collaboration. The Company currently operates in two segments: (1) “Collaboration Products,” which represents the business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the business surrounding managed services for network solutions and video collaboration.

Mezzanine™ Product Offerings

Our product is called Mezzanine™, a family of turn-key products that enable dynamic and immersive visual collaboration across multi-users, multi-screens, multi-devices, and multi-locations. Mezzanine™ allows multiple people to share, control, and arrange content simultaneously from any location, enabling all participants to see the same content in its entirety at the same time in identical formats, resulting in dramatic enhancements to both in-room and virtual videoconference presentations. Applications include video telepresence, laptop and application sharing, whiteboard sharing, and slides. Spatial input allows content to be spread across screens, spanning different walls, scalable to an arbitrary number of displays, and interact with our proprietary wand device. Mezzanine™ substantially enhances day-to-day virtual meetings with technology that accelerates decision-making, improves communication, and increases productivity. Mezzanine™ scales up to support the most immersive and commanding innovation centers, across to link labs, conference spaces, and situation rooms, and down for the smallest work groups. Mezzanine’s digital collaboration platform can be sold as delivered systems in various configurations for small teams to total immersion experiences. The family includes the 200 Series (two display screen), 300 Series (three screen), and 600 Series (six screen). We also sell maintenance and support contracts related to Mezzanine™.

Historically, customers have generally used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. As discussed below, revenue declines for our Mezzanine™ products are primarily due to lower demand, largely a consequence of the commercial reactions to the COVID-19 pandemic and its prolonged effects. We believe the COVID-19 pandemic fundamentally altered the way businesses consider the use of physical office spaces and, consequently, the demand for technologies that enable in-person collaboration within these spaces. Our analysis indicates that the reduced demand for our Mezzanine™ products, particularly in the aftermath of COVID-19, reflects a broader reassessment among our customers regarding the necessity and investment in collaboration solutions tailored for traditional office environments. Continuation of this trend could cause further declines in our revenue for this business. Although we cannot presently quantify the future financial impacts of this trend, such impacts will likely continue to have a material adverse impact on the Company’s consolidated financial condition, results of operations, and cash flows.

Managed Services for Network

We provide our customers with network solutions that ensure reliable, high-quality, and secure traffic of video, data, and internet. Network services are offered to our customers on a subscription basis. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity.

Managed Services for Video Collaboration

We provide a range of managed services for video collaboration, from automated to orchestrated, to simplify the user experience in an effort to drive the adoption of video collaboration throughout our customers’ enterprise. We deliver our services through a hybrid service platform or as a service layer on top of our customers’ video infrastructure. We provide our customers with i) managed videoconferencing, where we set up and manage customer videoconferencing, and ii) remote service management, where we provide 24/7 support and management of customer video environments.

Results of Operations

Year Ended December 31, 2024 (“2024”) versus Year Ended December 31, 2023 (“2023”)

Segment Reporting

The Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the Oblong (formerly Glowpoint) business surrounding managed services for network solutions and video collaboration.

In 2024, we adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. As part of our adoption of ASU 2023-07 and the Chief Operating Decision Maker’s evaluation of segment performance for the year ended December 31, 2024, we updated certain segment information in 2024 and recast certain prior period segment information from 2023 in order to conform with our current period segment presentation.

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the years ended December 31, 2024, and 2023 (in thousands):

	For the Years Ended December 31,
	2024	2023	% Change
Revenue
Managed Services	$2,062	$2,518	(18)%
Collaboration Products	316	1,292	(76)%
Consolidated	$2,378	$3,810	(38)%

Cost of revenues
Managed Services	$1,337	$1,671	(20)%
Collaboration Products	710	1,228	(42)%
Consolidated	$2,047	$2,899	(29)%

Gross Margin
Managed Services	35%	34%	5%
Collaboration Products	(125)%	5%	(2,617)%
Consolidated	14%	24%	(42)%

Operating expenses
Managed Services (1)	$-	$3	(100)%
Collaboration Products (2)	341	486	(30)%
Corporate (3)	4,192	4,917	(15)%
Consolidated	$4,533	$5,406	(16)%

Other income (expense), net (4)
Managed Services	$(1)	$(10)	90%
Collaboration Products	16	(18)	189%
Corporate	154	166	(7)%
Consolidated	169	138	22%
Net loss before taxes	(4,033)	(4,357)	(7)%
Income tax expense	10	27	(63)%
Net loss	$(4,043)	$(4,384)	(8)%

	As of December 31,
	2024	2023	% Change
Total assets
Managed Services (5)	$422	$613	(31)%
Collaboration Products (6)	285	822	(65)%
Corporate (7)	4,568	5,490	(17)%
Consolidated	$5,275	$6,925	(24)%

(1)	There were no operating expenses related to our Managed Service segment in 2024. In 2023, the operating expenses for the Managed Services were primarily related to a loss on the sale of property.
(2)	Operating expenses related to our Collaboration Products Segment include research and development, sales and marketing, bad debt, impairment, and other miscellaneous expenses. In 2023, operating expenses also included a bad debt recovery of $52,000.
(3)	Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses.
(4)	Other income (expense) for our segments includes interest expense and non-operating income. Corporate other income includes interest income on our cash and cash equivalents.
(5)	Managed Services assets include cash equivalents, accounts receivable, and prepaid expenses, which are primarily current.
(6)	Collaboration Products' assets include cash equivalents, accounts receivable, prepaid expenses, and inventory, which are primarily current.
(7)	Unallocated assets in Corporate include cash, prepaid expenses, and accruals that are corporate in nature and don't apply to a single segment.

Revenue. Total revenue decreased 37.6% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below (in thousands):

	Year Ended December 31,
	2024	% of Revenue	2023	% of Revenue
Revenue: Managed Services
Network services	$1,990	84%	$2,301	60%
Video collaboration	56	2%	183	5%
Professional and other services	16	1%	34	1%
Total Managed Services revenue	$2,062	87%	$2,518	66%

Revenue: Collaboration Products
Visual collaboration product offerings	$316	13%	$1,291	34%
Licensing	—	0%	1	0%
Total Collaboration Products revenue	$316	13%	$1,292	34%
Total consolidated revenue	$2,378	100%	$3,810	100%

Managed Services

•	The decrease in revenue for video collaboration services is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•	The decrease in revenue for network services is mainly attributable to the net attrition of customers and lower demand for our services, given the competitive environment and pressure on pricing that exists in the network services business.

•	For the year ended December 31, 2024, one customer made up 97.9% of Managed Services revenue. For the year ended December 31, 2023, this same customer made up 84.6% of Managed Services revenue.

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

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation, amortization, and casualty gain, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Year Ended December 31,
	2024	2023
Cost of Revenue
Managed Services	$1,337	$1,671
Collaboration Products	710	1,228
Total cost of revenue	$2,047	$2,899

Managed Services

The cost of revenue for our Managed Services segment remained steady year over year. In 2024, the cost of revenue was 65% of its revenue, compared to 66% in 2023.

Collaboration Products

As a percentage of sales, the cost of revenue for the Collaboration Products segment was 225% in 2024, compared to 95% in 2023. The year-over-year increase in the cost of revenue for our Collaborations Products segment is primarily related to the larger relative charges related to obsolete inventory. During the year ended December 31, 2023, the Company recorded charges related to obsolete inventory of $239,000 and inventory disposals of $103,000, compared to charges related to obsolete inventory of $191,000, partially offset by severance costs of $30,000 for the year ended December 31, 2024. As of December 31, 2024, the Company has recorded a full reserve against our inventory on hand, resulting in zero net inventory.

Consolidated

The year-over-year decrease in the cost of revenue is mainly due to lower costs associated with the revenue decrease during the same period and reduced personnel expenses related to cost-cutting measures. The Company’s consolidated gross profit as a percentage of revenue was 14% in 2024 compared to 24% in 2023. This decrease was primarily due to the decline in the gross profit percentage for our Collaboration Products segment.

Operating expenses are presented in the following table (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Operating expenses (gain):
Research and development	$155	$20	$135	675%
Sales and marketing	181	309	(128)	(41)%
General and administrative	4,197	4,870	(673)	(14)%
Impairment charges	—	262	(262)	(100)%
Casualty recovery	—	(400)	400	(100)%
Depreciation and amortization	—	345	(345)	(100)%
Total operating expenses	$4,533	$5,406	$(873)	(16)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings for our Collaboration Products segment. The year-over-year increase in research and development expenses for 2024 compared to 2023 is primarily attributable to the development of features and enhancements to our Mezzanine™ product offerings. There were no research and development costs for our Managed Services segment for 2024 or 2023.

Sales and Marketing. The year-over-year decrease in sales and marketing expenses for our Collaboration Products segment in 2024 compared to 2023 is primarily attributable to lower personnel costs due to reduced headcount and reduced office expenses year-over-year related to leases exited during 2023. This reduction was partially offset by severance costs of $16,000 for 2024. There were no sales and marketing expenses for our Managed Services segment for 2024 or 2023.

General and Administrative. General and administrative expenses include primarily direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance and accounting, human resources and information technology. The year-over-year decrease in general and administrative expenses in 2024 compared to 2023 is mainly attributable to decreases in personnel costs due to reduced headcount, reduced office expenses related to leases exited in 2023, and reduced stock compensation expense. These reductions were partially offset by $59,000 in severance costs in 2024.

Impairment Charges. There were no impairment charges recorded for the year ended December 31, 2024. The impairment charges in 2023 are attributable to impairment charges of $259,000 related to intangible assets in our Collaboration Products segment and related to the disposal of property for our Managed Services segment.

Casualty Gain. In June 2022, the Company discovered that $533,000 of inventory related to our Collaboration Products segment had been stolen from its warehouse in the City of Industry, California. During 2023, we received recovery payments from our insurance policies of $400,000, resulting in a casualty gain of $400,000 in 2023. We do not expect any further recovery of the loss.

Depreciation and Amortization. The year-over-year decrease in depreciation and amortization expenses is attributable to the disposition and impairment of certain assets during 2023.

Loss from Operations. The year-over-year decrease in the Company’s loss from operations is mainly attributable to the reduction in impairment charges and other operating expenses, as addressed above.

Interest and Other Income, Net. Interest and other income, net in 2024 and 2023, primarily comprised of interest income related to our cash accounts.

Income Tax Expense. We recorded an income tax expense of $10,000 in 2024, compared to $27,000 in 2023 (see Note 11 - Income Taxes to our Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2024, we had $4,965,000 of cash and cash equivalents and $3,997,000 of working capital. For the years ended December 31, 2024, and 2023, we incurred net losses of $4,043,000 and $4,384,000, respectively, and net cash used in operating activities was $3,406,200 and $2,993,000, respectively.

Net cash provided by financing activities for 2024 was $2,381,000 attributable to the exercise of warrants, and the net cash provided by financing activities for 2023 was $5,898,000 attributable to a private placement resulting in net proceeds of $5,364,000 and warrant exercises resulting in net proceeds of  (see Note 5 - Capital Stock and Note 6 - Preferred Stock to our Consolidated Financial Statements).

Future Capital Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements into mid-2026. We believe additional capital will be required in the long term to fund operations and provide growth capital, including potential strategic alternatives and investments in technology, product development, and sales and marketing. During the year ended December 31, 2024, the Company received net proceeds of $2,381,000 from the exercise of common and preferred warrants. To access capital to fund operations or provide growth capital, we will need to raise capital from the exercise of outstanding common and/or preferred warrants, and/or in one or more debt and/or equity offerings. We have been able to raise capital in the past to maintain liquidity, but there can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

See Note 10 - Commitments and Contingencies to our Consolidated Financial Statements for discussion regarding certain additional factors that could impact the Company’s liquidity in the future.

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

The Company’s managed videoconferencing services are offered to our customers on either a usage basis or on a subscription basis. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. The costs associated with obtaining a customer contract are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. There was no deferred revenue related to Managed Services as of December 31, 2024, or December 31, 2023. During the year ended December 31, 2023, the Company recorded $1,000 of revenue that was included in deferred revenue as of December 31, 2022.

The Company’s visual collaboration products are composed of hardware and embedded software sold as a complete package and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of installation, which also triggers the beginning of recognition of revenue for maintenance services, which range from one to three years. Revenue is recognized over time for maintenance services. Licensing agreements are for the Company’s core technology platform, g-speak, and are generally one year in length. Revenue for these services is recognized ratably over the service period. Deferred revenue, as of December 31, 2024, totaled $36,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2024, the Company recorded $132,000 of revenue that was included in deferred revenue as of December 31, 2023. During the year ended December 31, 2023, the Company recorded $435,000 of revenue that was included in deferred revenue as of December 31, 2022.

Revenue recorded over time for the years ended December 31, 2024, and 2023 was $156,000 and $516,000, respectively. Revenue recorded at a period in time for the years ended December 31, 2024, and 2023 was $2,222,000 and $3,294,000, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2024, and 2023, we had no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated by reference herein from Item 15, Part IV of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with U.S. GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Our Board of Directors conducts its business through meetings of the Board and through activities of the standing committees, as further described below. The Board and each of the standing committees meet throughout the year and also hold special meetings and acts by written consent from time to time, as appropriate. Board agendas include regularly scheduled executive sessions of independent directors to meet without the presence of management. The Board has delegated various responsibilities and authority to different committees of the Board, as described below. Members of the Board have access to all of our members of management outside of Board meetings.

Our Board of Directors met and/or acted by written consent eight times during the year ended December 31, 2024. During this period, each director attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he/she was a director and (ii) the total number of meetings of committees of the Board of Directors on which he served, held during the period for which he/she served. The Company does not have a policy with regard to directors’ attendance at our annual meetings of stockholders.

The following table sets forth information with respect to our Board of Directors as of the date of this Report.

Name	Age	Position with Company
Jason Adelman (1)(2)(3)	55	Director
Jonathan Schechter(1)(2)(3)(4)(5)	50	Director, Chairman of the Board, Chairman of the Compensation Committee
Peter Holst	56	Director, President and Chief Executive Officer
Robert Weinstein (1)(3)(4)	64	Director, Chairman of the Audit Committee
Deborah Meredith (2)(3)	65	Director, Chairperson of the Nominating Committee

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee
(4) Appointed pursuant to that certain Securities Purchase Agreement, dated March 30, 2023, by and among the Company and the investors named therein.
(5) Upon election to the Board at the 2024 Annual Meeting, Mr. Schechter began serving as the Chairman of the Board, effective December 18, 2024, replacing Mr. Holst

Biographies for Board of Directors

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

In considering Mr. Adelman as a director of the Company, the Board reviewed, among other qualifications, his experience and expertise in finance, accounting, banking, and management. Based on his experience with Burnham Hill Capital Group LLC, Cipher Capital Partners LLC, and H. C. Wainwright & Co., Mr. Adelman qualifies as an "audit committee financial expert" under the applicable SEC rules and accordingly contributes to the Board of Directors his understanding of generally accepted accounting principles and his skills in auditing, as well as in analyzing and evaluating financial statements.

Jonathan Schechter, Director. Mr. Schechter joined our Board of Directors in May 2023 and began serving as Chairman of the Board on December 18, 2024. Mr. Schechter currently serves as a partner of The Special Equities Group, a division of Dawson James Securities, Inc., a full-service investment bank specializing in healthcare, biotechnology, technology, and clean-tech sectors, since April 2021. Mr. Schechter is one of the founding partners of The Special Equities Opportunity Fund, a long-only fund that makes direct investments in micro-cap companies and has served in this capacity since August 2019. He currently serves on the board of directors of Synaptogenix, Inc., a clinical-stage biopharmaceutical company (Nasdaq: SNPX), and previously served as a director of DropCar, Inc. Mr. Schechter also serves as a member of the Board of Directors of PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a biotechnology company developing pharmaceutical products. He has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter earned his A.B. in Public Policy/Political Science from Duke University and his J.D. from Fordham University School of Law.

In considering Mr. Schechter as a director of the Company, the Board reviewed, among other qualifications, his experience and expertise in finance and banking. Based on his experience with The Special Equities Group, Mr. Schechter qualifies as an “audit committee financial expert” under the applicable SEC rules and accordingly contributes to the Board of Directors his understanding of capital markets and his ability to analyze and evaluate financial statements.

Peter Holst, Chairman, President and Chief Executive Officer. Prior to being named President and CEO in January 2013, Mr. Holst served as the Company’s Senior Vice President for Business Development since October 1, 2012. Mr. Holst has served as a director of the Company since January 2013 and served as Chairman of the Board from July 2019 to December 15, 2021, and from May 28, 2023 to December 18, 2024. Mr. Holst has more than 28 years of experience in the collaboration industry. Prior to joining the Company, Mr. Holst served as the Chief Executive Officer of Affinity VideoNet, Inc., and as the President and Chief Operating Officer of Raindance Communications. Mr. Holst holds a degree in Business Administration from the University of Ottawa.

In considering Mr. Holst as a director of the Company, the Board reviewed his extensive knowledge and expertise in the communication services industry, and the leadership he has shown in his positions with prior companies.

Robert Weinstein, Director. Mr. Weinstein joined our Board of Directors in May 2023. Mr. Weinstein is currently the Chief Financial Officer of Synaptogenix, Inc., a publicly traded biotechnology company pursuing pharmaceutical treatments for neurological diseases (Nasdaq: SNPX) following its spin-off from Neurotrope, Inc., where he was Chief Financial Officer since October 2013. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc. (Nasdaq: PTPI), which is the surviving company from the merger of Metuchen Pharmaceuticals, Inc., a specialty pharmaceutical company focused on men’s health, and Neurotrope, Inc. He has extensive accounting and finance experience, spanning almost 40 years, as a public accountant, investment banker, healthcare private equity fund principal, and chief financial officer. From September 2011 to the present, Mr. Weinstein has also been an independent accounting and finance consultant for several healthcare companies in the pharmaceutical and biotechnology industries. Mr. Weinstein also serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Group, Inc.) (Nasdaq: XWEL), a health and wellness company whose core asset, XpresSpa, is a leading airport retailer of spa services related health and wellness products and bio-surveillance on behalf of the US Center for Disease Control (CDC), and PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a biotechnology company developing pharmaceutical products. Mr. Weinstein received an MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

In considering Mr. Weinstein as a director of the Company, the Board reviewed his extensive expertise and knowledge regarding finance and accounting matters, compensation, risk assessment, and corporate governance. Under the applicable SEC rules, Mr. Weinstein qualifies as an “audit committee financial expert” and accordingly contributes to the Board of Directors his understanding of generally accepted accounting principles and his skills in auditing, as well as in analyzing and evaluating financial statements.

Deborah Meredith, Director. Ms. Meredith joined our Board of Directors in August 2021. Ms. Meredith currently serves as a board member, advisor, and consultant to several high-tech companies with extensive experience in strategic roles with privately-held start-up companies such as Proofpoint, Aviatrix, Qventus, Alation, and Kinsa Health. Ms. Meredith has more than three decades of experience working hands-on with company founders to assemble world-class teams, architect software products, and establish a roadmap for operational success. Ms. Meredith earned a master's degree in computer science from Stanford University and an undergraduate degree in both computer science and mathematics from the University of Michigan.

When considering Ms. Meredith for directorship, the board reviewed her experience and expertise in the technology industry and the leadership she has shown in her positions with prior companies.

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

Board Committees

The Board has an audit committee, a compensation committee, and a nominating committee and may form special committees as required from time to time. Each of the committees regularly reports on their activities and actions to the full Board. The charters for the audit committee, the compensation committee, and the nominating committee are available on the Company’s website at www.oblong.com. The contents of our website are not incorporated by reference into this document for any purpose.

Audit Committee

The audit committee currently consists of Robert Weinstein (chair), Jason Adelman, and Jonathan Schechter. Our Board of Directors has determined that all members of the audit committee are “independent” within the meaning of the corporate governance of Nasdaq Capital Market and the SEC rules governing audit committees and “financially literate” for purposes of applicable Nasdaq Capital Market listing standards. In addition, our Board of Directors has determined that each of Messrs. Weinstein, Adelman, and Schechter has the accounting and related financial management expertise to satisfy the requirements of an “audit committee financial expert,” as determined pursuant to the rules and regulations of the SEC. The audit committee consults and meets with our independent registered public accounting firm, Chief Financial Officer, and accounting personnel, reviews potential conflict of interest situations where appropriate, and reports and makes recommendations to the full Board of Directors regarding such matters. The audit committee met four times during the year ended December 31, 2024.

Compensation Committee

Our compensation committee currently consists of Jonathan Schechter (chair), Jason Adelman, and Deborah Meredith. Each member meets the applicable independence requirements of the Nasdaq Capital Market. The committee met and/or acted by written consent two times during the year ending December 31, 2024.

The compensation committee is responsible for establishing and administering our executive compensation policies. The role of the compensation committee is to (i) formulate, evaluate, and approve the compensation of the Company’s directors, executive officers, and key employees, (ii) oversee all compensation programs involving the use of the Company’s stock, and (iii) produce, if required under applicable securities laws, a report on executive compensation for inclusion in the Company’s proxy statement for its annual meeting of stockholders. The duties and responsibilities of the compensation committee under its charter include:

•	annually reviewing and making recommendations to the Board with respect to the compensation of directors, executive officers, and key employees of the Company;

•

annually reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and recommending to the Board the Chief Executive Officer’s compensation levels based on this evaluation;

•	reviewing competitive practices and trends to determine the adequacy of the executive compensation program;

•	approving and overseeing compensation programs for executive officers involving the use of the Company’s stock;

•	approving and administering cash incentives for executives, including oversight of achievement of performance objectives and funding for executive incentive plans;

•	annually performing a self-evaluation on the performance of the compensation committee; and

•	making regular reports to the Board concerning the activities of the compensation committee.

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

Nominating Committee

Our nominating committee currently consists of Deborah Meredith (chair), Jason Adelman, Jonathan Schechter, and Robert Weinstein. Each member meets the independence requirements of the Nasdaq Capital Market. The committee is responsible for assessing the performance of our Board of Directors and making recommendations to the Board regarding nominees. The committee met one time during the year ended December 31, 2024.

The nominating committee considers qualified candidates to serve as members of our Board of Directors that are suggested by our stockholders. Nominees recommended by stockholders will be given appropriate consideration and evaluated in the same manner as other nominees. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 110 16th Street, Suite 1400-1024, Denver, CO 80202. Stockholder submissions that are received in accordance with our by-laws and that meet the criteria outlined in the nominating committee charter are forwarded to the members of the nominating committee for review. Stockholder submissions must include the following information:

•	a statement that the writer is our stockholder and is proposing a candidate for our Board of Directors for consideration by the nominating committee;

•	the name of and contact information for the candidate;

•	a statement of the candidate’s business and educational experience;

•	information regarding each of the factors set forth in the nominating committee charter sufficient to enable the nominating committee to evaluate the candidate;

•	a statement detailing any relationship between the candidate and any of our customers, suppliers, or competitors;

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as our director if nominated and elected.

In considering potential new directors, the nominating committee will review individuals from various disciplines and backgrounds. Among the qualifications to be considered in the selection of candidates are broad experience in business, finance, or administration; familiarity with national and international business matters; familiarity with our industry; and prominence and reputation. While there is no formal policy with regard to consideration of diversity in identifying director nominees, the nominating committee will consider diversity in business experience, professional expertise, gender and ethnic background, along with various other factors when evaluating director nominees. The nominating committee will also consider whether the individual has the time available to devote to the work of our Board of Directors and one or more of its committees.

The nominating committee will also review each candidate's activities and associations to ensure that there is no legal impediment, conflict of interest, or other consideration that might hinder or prevent service on our Board of Directors. In making its selection, the nominating committee will remember that the foremost responsibility of a corporation's director is to represent the interests of the stockholders as a whole. The nominating committee will periodically review and reassess the adequacy of its charter and propose any changes to the Board of Directors for approval.

Contacting the Board of Directors

Any stockholder who desires to contact our Board of Directors, committees of the Board of Directors, and individual directors may do so by writing to Oblong, Inc., 110 16th Street, Suite 1400-1024, Denver, CO 80202, Attention: David Clark, Corporate Secretary. Mr. Clark will direct such communication to the appropriate persons.

Board Leadership Structure and Role in Risk Oversight

Upon election to the Board at the Annual Meeting, Mr. Schechter replaced Mr. Holst as Chairman of the Board, effective December 18, 2024. Mr. Holst had served as the Chairman of the Company's Board of Directors since May 2023, when Matthew Blumberg resigned from the Board of Directors in May 2023. Mr. Holst has served as the Company’s President and Chief Executive Officer since January 2013 and served as the Chairman of the Company’s Board of Directors from July 2019 up until our 2021 annual meeting of stockholders (December 16, 2021).

To ensure a strong and independent Board, as discussed herein, the Board has affirmatively determined that all directors of the Company, other than Mr. Holst, are independent within the meaning of the Nasdaq Capital Market listing standards currently in effect. Our Corporate Governance Guidelines provide that non-management directors shall meet in regular executive sessions without management present.

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

Each of the Board’s committees also oversees the management of the Company’s risks that are under each committee’s areas of responsibility. For example, the audit committee oversees the management of accounting, auditing, external reporting, internal controls, and cash investment risks. The nominating committee oversees and assesses the performance of the Board and makes recommendations to the Board from time to time regarding nominees for the Board. The compensation committee oversees risks arising from compensation practices and policies. While each committee has specific responsibilities for oversight of risk, the Board is regularly informed by each committee about such risks. In this manner, the Board is able to coordinate its risk oversight.

We have adopted a code of conduct and ethics, as amended effective October 12, 2015, that applies to all of our employees, directors, and officers, including our Chief Executive Officer, Chief Financial Officer, and our finance team. The full text of our code of conduct and ethics (as amended) is posted on our website at www.oblong.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 110 16th Street, Suite 1400 - 1024, Denver, CO 80202. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the national securities exchange on which the Company trades.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of OBLG by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from disclosing material non-public information and from trading in such securities while in possession of material non-public information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Oblong, Inc. Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.

Biographies for Executive Officers

Peter Holst, President and Chief Executive Officer (CEO). See “Biographies for Board of Directors” above for Mr. Holst’s biography.

David Clark, Chief Financial Officer. Mr. Clark, 56, joined the Company in March 2013 as Chief Financial Officer (“CFO”). Mr. Clark has more than 30 years of experience in finance and accounting. Prior to joining the Company, Mr. Clark served as Vice President of Finance, Treasurer, and acting CFO for Allos Therapeutics, a publicly traded biopharmaceutical company, and as CFO of Seurat Company (formerly XOR, Inc.), an e-commerce managed services company. Mr. Clark started his career with seven years in the audit practice of PricewaterhouseCoopers LLP. Mr. Clark is an active Certified Public Accountant and received a Master of Accountancy and a B.S. in Accounting from the University of Denver.

Family Relationships

There are no family relationships between the officers and directors of the Company.

Legal Proceedings

None of our directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K during the past ten years.

Item 11. Executive Compensation

Director Compensation

For the years ended December 31, 2024, and 2023, the Company’s director compensation plan provided that non-employee directors were generally entitled to receive annually: (i) a grant of restricted stock or restricted stock units ("RSUs") (pro-rated as necessary for the period of service from the director’s date of appointment to the Board of Directors until the next annual meeting of stockholders); and (ii) a retainer fee of $20,000. The annual fee is payable in equal quarterly installments on the first business day following the end of the calendar quarter, in cash or shares of Restricted Stock, as chosen by the director, on an annual basis on or before December 31 of the applicable fiscal year. The annual equity grants to directors are normally made as of the date of the annual meeting of the Company’s stockholders. Grants of Restricted Stock or RSUs vest on the first anniversary of the grant date or earlier upon the occurrence of certain termination events or upon a change in control of the Company. Vested RSUs are settled in shares of Common Stock on a 1-for-1 basis upon the earliest of (i) the tenth anniversary of the grant date of the RSUs, (ii) a change in control (as defined in the award agreement) of the Company and (iii) the date of a director’s separation from service.  Additionally, the Company also paid the chairman of its Board of Directors an additional cash payment of $20,000 per year, the Chairperson of its audit committee an additional cash payment of $10,000 per year, each of the Chairpersons of its compensation committee and nominating committee an additional cash payment of $5,000 per year, and each non-chair member of any standing committee an additional cash payment of $3,000 per year, in each case payable in equal quarterly installments in arrears. In addition, the Company may establish special committees of the Board from time to time and provide additional retainers in connection therewith.

Effective January 1, 2025, the Company’s director compensation plan was amended as follows: i) the annual retainer fee for non-employee directors was increased from $20,000 to $50,000, ii) the additional cash payment to the Chairman of the Board was increased from $20,000 to $30,000, iii) the additional cash payment to the Chairman of the audit committee was increased from $10,000 to $15,000, iii) the additional cash payment to the Chairman of the compensation committee was increased from $5,000 to $10,000, iv) the additional cash payment to the Chairperson of the nominating committee was increased from $5,000 to $7,500, and v) the additional cash payments to each non-chair member of any standing committee was increased from $3,000 to $5,000.

The following table represents compensation for the Company’s non-employee directors during the year ended December 31, 2024. All compensation for Peter Holst, the Company’s President and CEO, during the year ended December 31, 2024, is included in the Summary Compensation Table under “Executive Compensation” below.

Name	Cash Fees Earned ($)	Stock Awards($)	Total($)
Jason Adelman	29,000	None	29,000
Deborah Meredith	29,585	None	29,585
Jonathan Schechter	31,778	None	31,778
Robert Weinstein	33,000	None	33,000

No equity awards were outstanding as of December 31, 2024, for any director.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, paid to, or earned by Peter Holst, chairman, president, and CEO, and David Clark, CFO, treasurer, and secretary, for the years ended December 31, 2024, and 2023. No other executive officer earned more than $100,000 during these years, so the Company only has two named executive officers.

		Salary	Bonus	Stock Awards	All Other Compensation		Total
Name and Principal Positions	Year	($)	($)	($)	($)		($)
Peter Holst	2024	295,000	197,000	—	10,000	(1)	502,000
Director, President, and CEO	2023	295,000	394,000	—	10,000	(1)	699,000

David Clark	2024	260,000	87,000	—	10,000	(1)	357,000
CFO, Treasurer, and Secretary	2023	260,000	173,000	—	10,000	(1)	443,000

(1) Represents matching contributions under the Company’s 401(k) Plan for Mr. Holst of $10,000 for 2024 and 2023 and for Mr. Clark of $10,000 for 2024 and 2023.

Outstanding Equity Awards at 2024 Fiscal Year-End

No equity awards were outstanding for our named executive officers on December 31, 2024.

401(k) Plan

The Company maintains a tax-qualified 401(k) plan on behalf of its eligible employees, including its named executive officers. Pursuant to the plan's terms, for fiscal years 2024 and 2023, eligible employees may defer up to 80% of their salary each year. The company matches 50% of an employee’s contributions on the first 6% of the employee’s salary. This matching contribution vests over four years.

Agreements with Named Executive Officers

We have entered into employment agreements with our current named executive officers. All named executive officers, whether or not subject to an employment agreement, are “at will” employees of the Company.

Peter Holst Employment Agreement.

On January 13, 2013, the Board appointed Peter Holst as the Company’s President and Chief Executive Officer and as a member of the Board. In connection with his appointment, the Company entered into an employment agreement with Mr. Holst, which was subsequently amended and restated as of January 28, 2016, and as of July 19, 2019 (as amended and restated, the “Holst Employment Agreement”). Pursuant to the Holst Employment Agreement, Mr. Holst receives an annual base salary of $295,000 and is eligible to receive an annual incentive bonus equal to 100% of his base salary at the discretion of the compensation committee of the Board based on meeting certain financial and non-financial goals.

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

•

payment (or reimbursement) of the COBRA premiums for the continuation of coverage for Mr. Holst and his eligible dependents under the Company’s then-existing medical, dental, and prescription insurance plans for a period of 12 months.

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

•

payment (or reimbursement) of the COBRA premiums for the continuation of coverage for Mr. Holst and his eligible dependents under the Company’s then-existing medical, dental, and prescription insurance plans for a period of 12 months.

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

David Clark Employment Agreement.

On March 25, 2013, the Company entered into an employment agreement with David Clark in connection with his appointment as Chief Financial Officer of the Company, which was subsequently amended and restated on July 19, 2019 (as amended and restated, the “Clark Employment Agreement”). Pursuant to the Clark Employment Agreement, Mr. Clark receives an annual base salary of $260,000 and is eligible to receive an annual incentive bonus equal to 50% of his base salary at the discretion of the compensation committee of the Board, based on meeting certain financial and non-financial goals.

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

•

payment (or reimbursement) of the COBRA premiums for the continuation of coverage for Mr. Clark and his eligible dependents under the Company’s then-existing medical, dental, and prescription insurance plans for a period of six months.

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

Potential Payments to Named Executive Officers upon Termination or Change-in-Control

No named executive officer holds outstanding equity incentive awards, and no named executive officer is entitled to accelerated vesting in connection with termination for cause. In accordance with the terms of the Company’s 2019 Equity Incentive Plan, the Company is given authority to accelerate the timing of the exercise/vesting provisions of awards under such plan in the event of certain changes in control or other corporate transactions.

See “Agreements with Named Executive Officers” above for a discussion of certain payments the Company could be required to make upon the termination of a Named Executive Officer.

Pay Versus Performance

In August 2022, the SEC adopted final rules to require companies to disclose information about the relationship between executive compensation actually paid and certain financial performance of the company. The information below is provided pursuant to Item 402(v) of SEC Regulation S-K with respect to "smaller reporting companies," as that term is defined in Item 10(f)(1) of SEC Regulation S-K.

					(f) Value of Initial Fixed
	(b) Summary Comp		(d) Average Summary	(e) Average Comp.	$100 Investment Based
	Table Total for PEO	(c) Comp. Actually	Comp. Table for	Actually Paid to	On Total Shareholder	(g) Net Income
(a) Year	($)(1)	Paid to PEO ($)(2)	Non-PEO NEOs ($)(3)	Non-PEO NEOs ($)(4)	Return ($)(5)	($)(6)
2022	$451,000	$451,000	$210,000	$135,000	$2.29	$(21,941,000)
2023	$699,000	$699,000	$443,000	$443,000	$0.26	$(4,384,000)
2024	$502,000	$502,000	$357,000	$357,000	$0.63	$(4,043,000)

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

(3)

The dollar amounts reported in column (d) represent the average amounts reported for the Company's named executive officers as a group (excluding Mr. Holst) in the "Total" column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Holst) included for purposes of calculating the average amounts in each applicable year are as follows: (a) for 2023 and 2024, Mr. Clark, and (b) for 2022, Mr. Clark and Pete Hawkes (who separated from service with the company on March 4, 2022).

(4)

The dollar amounts reported in column (e) represent the average amount of "compensation actually paid" to the named executive officers as a group (excluding Mr. Holst) as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (d). In accordance with the requirements of Item 401(v) of Regulation S-K, the following adjustments were made to the average total compensation for the named executive officers as a group (excluding Mr. Holst) for each year to determine the compensation actually paid:

•	For 2022:
◦

We subtracted $75,000, reflecting the average for the named executive officers as a group (excluding Mr. Holst) of awards granted to Mr. Hawkes in prior fiscal years for which there was a failure to meet the applicable vesting conditions during 2022.

(5)

Total Shareholder Return is determined based on the value of an initial fixed investment in the Company’s common stock of $100 on December 31, 2021, and calculated in accordance with Item 201(e) of SEC Regulation S-K.

(6)	The dollar amounts reported in column (g) represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

The Compensation Committee of the Board of Directors of the Company does not have a policy or practice regarding evaluating Total Shareholder Return as part of its determination of compensation decisions for the named executive officers. The Compensation Committee takes various factors into account in determining the competitiveness of its executive compensation. Over the past three fiscal years, the Compensation Committee has recognized the significant time and effort required by the executive officers and others to manage the Company’s liquidity by raising capital while reducing operating expenses and cash used in operations, secure and maintain the Company’s listing on the Nasdaq Capital Market, and to source and evaluate merger and acquisition opportunities. To retain qualified executive management, the Compensation Committee increased the salaries of named executive officers in July 2021 (the salaries of the named executive officers were last increased in 2014), in 2023, paid bonuses that were earned during fiscal year 2023 through April 2023, and in 2024 paid bonuses that were earned during fiscal year 2023 from May to December 2023. The current named executive officers last received equity awards in 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our capital stock as of March 14, 2025, by each of the following:

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

The amounts and percentages in the table below are based on 1,154,926 shares of Common Stock issued and outstanding as of March 14, 2025. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise or conversion of any option, warrant, or other derivative security. Shares of Common Stock subject to options, restricted stock units (“RSUs”), warrants, or other derivative securities that are currently exercisable or convertible or are exercisable or convertible within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, RSUs, warrants or other derivative security, but are not considered outstanding for computing the ownership percentage of any other person.

	Common Stock
Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Named Executive Officers and Directors:
Peter Holst	544	(3)	0.0%
David Clark	82	(4)	0.0%
Jason Adelman	—	(5)	0.0%
Jonathan Schechter	61,351	(6)	5.3%
Robert Weinstein	—	(7)	0.0%
Deborah Meredith	—	(8)	0.0%
All directors and executive officers as a group (6 people)	61,977		5.4%

Greater than 5% Owners:		(9)
None

(1) Unless otherwise noted, the address of each person listed is c/o Oblong, Inc., 110 16th Street, Suite 1400-1024, Denver, CO, 80202
(2) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Common Stock beneficially owned.
(3) Includes shares of Common Stock held.
(4) Includes shares of Common Stock held.
(5) Based on ownership information from the Form 4 filed by Mr. Adelman with the SEC on October 25, 2023.

(6) Based on ownership information from the Form 3 filed by Mr. Schechter with the SEC on June 1, 2023. Represents 61,351 warrants to purchase common stock of the issuer with an exercise price of $3.41 per share. The warrants expire on September 30, 2028.

(7) Based on ownership information from the Form 3 filed by Mr. Weinstein with the SEC on June 1, 2023.
(8) Based on ownership information from the Form 4 filed by Ms. Meredith with the SEC on June 20, 2023.
(9) As of March 14, 2025, The Company had no other stockholders who owned more than 5% of the outstanding stock.

Equity Compensation Plan Information

The Company does not have an active Equity Compensation Plan as of December 31, 2024

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our directors and named executive officers, which are described elsewhere in this Annual Report, and as described below, there have been no transactions since January 1, 2022, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of (1) $120,000 or (2) one percent of the average of our total assets at year-end for the last two completed fiscal years; and
•

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

One of our directors, Jonathan Schechter, is currently a partner at The Special Equities Group ("SEG"), a division of Dawson James Securities, Inc. In March 2023, prior to Mr. Schechter's appointment to our board, SEG acted as placement agent in connection with our private placement of shares of Series F Preferred Stock and warrants. In exchange for such services, we paid the placement agent a cash fee of approximately $511,000 (equal to 8% of the aggregate gross proceeds raised) and granted the placement agent warrants to purchase 153,470 shares of Common Stock (with a current exercise price of $3.41)(1). Subsequently, between April 2023 and December 31, 2024, we paid SEG cash fees equal to 8% of the aggregate gross proceeds raised from the exercise of 1,648 Series F Preferred Warrants and 282,314 Common Warrants, pursuant to the terms of our engagement letter with Dawson James Securities, Inc. The fees totaled approximately $206,000. Mr. Schechter did not receive any of the fees paid.

(1) The warrants shown have been adjusted for the reverse stock split effected on August 23, 2024, and the subsequent Make-Whole adjustment (See Note 6 - Capital Stock to our Consolidated Financial Statements for more information).

Policy on Future Related Party Transactions

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company in accordance with the Company’s written Code of Business Conduct and Ethics.

Director Independence

For information about the independence of our directors, see Item 10, Director Independence, and Item 10, Board Leadership Structure and Role in Risk Oversight.

Item 14. Principal Accounting Fees and Services

The audit committee, composed entirely of independent, non-employee members of the Board of Directors, appointed the firm of EisnerAmper LLP, Iselin, New Jersey (“EisnerAmper”), PCAOB identification number 274, as the independent registered public accounting firm for the audit of the Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ending December 31, 2024, and 2023. As our independent registered public accounting firm, EisnerAmper audited our Consolidated Financial Statements for the fiscal year ending December 31, 2024, reviewed the related interim quarters, and performed audit-related services and consultation in connection with various accounting and financial reporting matters. EisnerAmper may also perform certain non-audit services for our Company. The audit committee has determined that the provision of the services provided by EisnerAmper as set forth herein are compatible with maintaining EisnerAmper’s independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant SEC rules.

Audit Fees

EisnerAmper, our principal accountant, billed us approximately $251,000 for professional services related to the audit of our annual Consolidated Financial Statements for the 2024 fiscal year and the reviews of the Consolidated Financial Statements included in our quarterly reports on Form 10-Q for the 2024 fiscal year. EisnerAmper billed us $265,000 for professional services for the audit of our annual Consolidated Financial Statements for the 2023 fiscal year, and the reviews of the Consolidated Financial Statements included in our quarterly reports on Form 10-Q for the 2023 fiscal year.

Audit-Related Fees

EisnerAmper did not bill us in the 2024 and 2023 fiscal years for any audit-related fees.

Tax Fees

EisnerAmper did not bill us for any professional services rendered for tax compliance, tax advice, or tax planning in the 2024 and 2023 fiscal years.

All Other Fees

EisnerAmper did not bill us for products and services, other than the audit described above, during the 2024 and 2023 fiscal years.

Audit Committee Pre-Approval Policy

The audit committee is required to pre-approve the engagement of EisnerAmper to perform audit and other services for the Company. Our procedures for the pre-approval by the audit committee of all services provided by EisnerAmper comply with SEC regulations regarding pre-approval of services. Services subject to these SEC requirements include audit services, audit-related services, tax services, and other services. The audit engagement is specifically approved, and the auditors are retained by the audit committee. The audit committee has also adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper. In accordance with audit committee policy and the requirements of law, all services provided by EisnerAmper in the 2024 and 2023 fiscal years were pre-approved by the audit committee, and all services to be provided by EisnerAmper will be pre-approved. Pre-approval includes audit services, audit-related services, tax services, and other services. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. The following documents are filed as part of this Report:

  1. Consolidated Financial Statements:

  2. Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

  3. Exhibits:

            A list of exhibits required to be filed as part of this Report is set forth in the Exhibit Index on page 46 of this Form 10-K, which immediately precedes such exhibits and is incorporated by reference.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated September 12, 2019, by and among the Registrant, Oblong Industries, Inc., and Glowpoint Merger Sub II, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2019, and incorporated herein by reference).

2.2

Amendment to Agreement and Plan of Merger, dated October 1, 2019, by and among the Registrant, Oblong Industries, Inc., and Glowpoint Merger Sub II, Inc. (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

3.1

Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-K filed with the SEC on November 7, 2024, and incorporated herein by reference).

3.2

Amended and Restated By-laws, as amended by the First Amendment to Amended and Restated By-Laws, dated October 19, 2023 (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 19, 2024, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on June 6, 2007, and incorporated herein by reference).
4.2

Certificate of Designations, Preferences, and Rights of Series D Preferred Stock (filed as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007, and incorporated herein by reference).

4.3

Certificate of Designations, Preferences, and Rights of Series A-2 Preferred Stock of the Registrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2009, and incorporated herein by reference).

4.4

Certificate of Designations, Preferences, and Rights of Perpetual Series B Preferred Stock of the Registrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2010, and incorporated herein by reference).

4.5

Certificate of Designations, Preferences, and Rights of Perpetual Series B-1 Preferred Stock of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2011, and incorporated herein by reference).

4.6

Certificate of Designations of Rights, Powers, Preferences, Privileges, and Restrictions of the 0% Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2017, and incorporated herein by reference).

4.7

Certificate of Designations of Rights, Powers, Preferences, Privileges, and Restrictions of the 0% Series C Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2018, and incorporated herein by reference).

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

4.11	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).
4.12	Form of Series A Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
4.13	Form of Series B Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
4.14	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2022, and incorporated herein by reference).
4.15	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed with the SEC on January 3, 2023, and incorporated herein by reference).
4.16	Form of Common Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.17	Form of Preferred Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.18	Form of Exchange Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023, and incorporated herein by reference.
4.19	Description of Common Securities (filed as Exhibit 4.19 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 19, 2024, and incorporated herein by reference).

10.1#	Form of Stock Option Award Agreement (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.2#	Form of Restricted Stock Award Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.3#	Glowpoint, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).
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

10.10#	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, and incorporated herein by reference).
10.11#	Form of Director Restricted Stock Unit Agreement (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).
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

10.18#

Amended and Restated Employment Agreement, by and between the Registrant and David Clark, dated July 19, 2019 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019, and incorporated herein by reference).

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

10.31	Amendment to Waiver, dated as of September 13, 2024, by and among Oblong, Inc. and the investors named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2024, and incorporated by reference).
19.1*	Oblong, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
24.1	Power of Attorney (included in the signature page hereto)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
97.1#	Compensation Clawback Policy (filed as Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 19, 2024, and incorporated herein by reference).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document.

 ———————

# Constitutes a management contract, compensatory plan, or arrangement.

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

March 18, 2025

OBLONG, INC.

By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Holst and David Clark jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 18th day of March 2025 in the capacities indicated.

/s/ Peter Holst	Director, President, and Chief Executive Officer
Peter Holst

/s/ David Clark	Chief Financial Officer (Principal Financial and Accounting Officer)
David Clark

/s/ Jonathan Schechter	Chairman of the Board
Jonathan Schechter

/s/ Jason Adelman	Director
Jason Adelman

/s/ Robert Weinstein	Director
Robert Weinstein

/s/ Deborah Meredith	Director
Deborah Meredith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oblong, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oblong, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the exercise price adjustment of warrants issued in 2023 private placement

As described in Note 5 to the consolidated financial statements, in March 2023, the Company closed a private placement and issued (i) 6,550 shares of newly designated Series F preferred stock; (ii) preferred warrants to acquire 32,750 shares of Series F preferred stock, and (iii) common warrants to acquire up to 3,830,413 shares of common stock. In August 2024, the Company executed a reverse stock split. Based on the original terms of the warrant agreements, as a result of the reverse stock split, the exercise prices of the common warrants and placement agent warrants were adjusted. The adjustment had the effect of increasing the value of the warrants. The increase in the value of the warrants was calculated using the Black-Scholes option pricing model. As a result, the Company determined that a non-cash deemed dividend in the amount of $9 million was recognized to arrive at net loss attributable to common shareholders.

We identified the assessment of the accounting for the adjustments to the warrants as a result of the reverse stock split as a critical audit matter due to the complexity in assessing the instrument features, which requires management to interpret and apply complex terms of the agreements and the appropriate accounting guidance. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions and determination of the amounts to be recognized.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining an understanding of and evaluating the design of controls related to financial reporting; (ii) obtaining the equity agreements and evaluating the terms and conditions of the agreements and assessing the reasonableness of management’s interpretation and application of the appropriate accounting guidance and (iii) evaluating the appropriateness of the valuation model used in management’s estimate  including the reasonableness of the inputs to the valuation model.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 18, 2025

OBLONG, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value, stated value, and shares)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,965	$5,990
Accounts receivable, net	186	424
Inventory, net	—	239
Prepaid expenses and other current assets	118	243
Total current assets	5,269	6,896
Operating lease, right-of-use assets, net	—	17
Other assets	6	12
Total assets	$5,275	$6,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	105	211
Accrued expenses and other current liabilities	1,131	1,038
Current portion deferred revenue	36	132
Operating lease liabilities, current	—	17
Total current liabilities	1,272	1,398
Long-term liabilities:
Deferred revenue, net of current portion	—	26
Total long-term liabilities	—	26
Total liabilities	1,272	1,424
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock Series F, convertible; $.0001 par value; $573,555 stated value; 42,000 shares authorized, 545 and 1,930 shares issued and outstanding on December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 1,144,926 shares issued and 1,144,737 shares outstanding on December 31, 2024, respectively, and 573,644 shares issued and 573,455 outstanding on December 31, 2023, respectively	—	—
Treasury stock, 189 common shares on December 31, 2024 and 2023	(181)	(181)
Additional paid-in capital	236,458	233,913
Accumulated deficit	(232,274)	(228,231)
Total stockholders’ equity	4,003	5,501
Total liabilities and stockholders’ equity	$5,275	$6,925

See accompanying notes to consolidated financial statements

OBLONG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue	$2,378	$3,810
Cost of revenue (exclusive of depreciation, amortization, and casualty gain)	2,047	2,899
Gross profit	331	911
Operating expenses (gain):
Research and development	155	20
Sales and marketing	181	309
General and administrative	4,197	4,870
Impairment charges	—	262
Casualty gain	—	(400)
Depreciation and amortization	—	345
Total operating expenses	4,533	5,406
Loss from operations	(4,202)	(4,495)
Interest and other income, net
Interest and other expense	—	28
Interest and other income	(169)	(166)
Total interest and other income, net	(169)	(138)
Loss before income taxes	(4,033)	(4,357)
Income tax expense	10	27
Net loss	$(4,043)	$(4,384)
Preferred stock dividends	89	343
Deemed dividend	8,974	—
Induced conversion of warrants	—	751
Warrant modification	—	25
Net loss attributable to common stockholders	$(13,106)	$(5,503)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(15.71)	$(18.81)

Weighted-average number of shares of common stock:
Basic and diluted	834	293

See accompanying notes to consolidated financial statements

OBLONG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares of Series F Preferred Stock)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2022	—	—	208,047	—	189	(181)	227,646	(223,847)	3,618
Net loss	—	—	—	—	—	—	—	(4,384)	(4,384)
Stock-based compensation	—	—	4,490	—	—	—	504	—	504
Proceeds from private placement, net of fees	6,550	—	—	—	—	—	5,364	—	5,364
Proceeds from warrant exercise, net of fees	—	—	8,490	—	—	—	534	—	534
Common stock exchanged for pre-funded warrants	—	—	(10,170)	—	—	—	—	—	—
Exercise of pre-funded warrants	—	—	10,163	—	—	—	—	—	—
Conversions of Series F Preferred Stock and accrued dividends	(4,620)	—	352,624	—	—	—	208	—	208
Series F Preferred Stock dividends	—	—	—	—	—	—	(343)	—	(343)
Balance on December 31, 2023	1,930	$—	573,644	$—	189	$(181)	$233,913	$(228,231)	$5,501
Net loss	—	—	—	—	—	—	—	(4,043)	(4,043)
Stock-based compensation	—	—	—	—	—	—	62	—	62
Proceeds from common warrant exercise, net of fees	—	—	282,314	—	—	—	903	—	903
Proceeds from preferred warrant exercise, net of fees	1,648	—	—	—	—	—	1,478	—	1,478
Conversions of Series F Preferred Stock and accrued dividends	(3,033)	—	288,968	—	—	—	191	—	191
Series F Preferred Stock dividends	—	—	—	—	—	—	(89)	—	(89)
Balance on December 31, 2024	545	$—	1,144,926	$—	189	$(181)	$236,458	$(232,274)	$4,003

See accompanying notes to consolidated financial statements

OBLONG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from Operating Activities:
Net loss	$(4,043)	$(4,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	345
Bad debt expense (recovery)	2	(52)
Non-cash lease expense from right-of-use assets	17	125
Stock-based compensation	62	504
Loss on disposal of assets	—	3
Impairment charges - intangible assets	—	259
Changes in assets and liabilities:
Accounts receivable	236	43
Prepaid expenses and other current assets	125	406
Inventory	239	484
Other assets	6	28
Accounts payable	(107)	27
Accrued expenses and other current liabilities	195	(170)
Deferred revenue	(121)	(392)
Lease liabilities	(17)	(219)
Net cash used in operating activities	(3,406)	(2,993)
Cash flows from Financing Activities:
Proceeds from preferred stock warrant exercises, net of issuance costs	1,478	5,364
Proceeds from exercise of common stock warrants, net of issuance costs	903	534
Net cash provided by financing activities	2,381	5,898

Net (decrease) increase in cash and cash equivalents	(1,025)	2,905
Cash and restricted cash at beginning of year	5,990	3,085
Cash and cash equivalents at end of year	$4,965	$5,990

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$20
Cash paid for income taxes	$—	$31
Reconciliation of cash and cash equivalents
Cash	$4,465	$5,490
Current certificates of deposit	500	500
Total cash and cash equivalents	$4,965	$5,990

Non-cash investing and financing activities:
Preferred stock dividends	$89	$343
Warrant modification	$—	$25
Induced exercise of common stock warrants	$—	$751
Common stock issued for conversion of Preferred Stock and accrued dividends	$191	$209

See accompanying notes to consolidated financial statements

OBLONG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Description and Significant Accounting Policies

Business Description

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000. We are a provider of patented multi-stream collaboration products and managed services for network solutions and video collaboration.

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

Segments

Effective October 1, 2019, the former businesses of Glowpoint (now Oblong, Inc.) and Oblong Industries have been managed separately and involve different products and services. Accordingly, the Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the Oblong (formerly Glowpoint), business surrounding managed services for video collaboration and network solutions. See Note 9 - Segment Reporting for further discussion.

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

Cash and Cash Equivalents

As of December 31, 2024, and 2023, our total cash balances of $4,965,000 and $5,990,000, respectively, were available; however, of this balance, $500,000 was held in short-term certificates of deposit with MidFirst bank for both years. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Provision for Estimated Credit Losses

Accounts receivable are customer obligations due under normal trade terms. The Company sells its Managed Services to end-users and its Collaboration Products to both resell partners and end-users. The Company extends credit to its customers based on their creditworthiness and historical data and performs ongoing credit evaluations of our customers’ financial condition. The Company maintains an allowance for estimated credit losses related to accounts receivable for future expected bad debt resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for estimated credit losses based on relevant information such as historical experience, current economic conditions, and future expectations of specifically identified customer balances. This allowance is adjusted as appropriate to reflect current conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable.

Net accounts receivable consisted of the following:

	As of December 31,
	2024	2023
Accounts receivable	$186,000	$577,000
Allowance for estimated credit losses	—	(153,000)
Accounts receivable, net	$186,000	$424,000

The company recorded bad debt expense of $2,000 for our Collaboration Products segment during the year ended December 31, 2024, and a recovery of bad debt of $52,000 for our Collaboration Products segment during the year ended December 31, 2023. As of December 31, 2024, the Company's analysis resulted in no reserve for credit losses remaining on the Consolidated Balance Sheet.

Inventory

Inventory consists of finished goods. It was determined using average costs and stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory. As of December 31, 2024, the Company had fully reserved its inventory, and the net inventory balance was zero.

Prepaid Expenses

As of December 31, 2024, and 2023, consolidated prepaid expenses and other current assets were $118,000 and $243,000, respectively. These consisted primarily of corporate insurance, software licenses, and, in 2023, customer deposits. The 51% year-over-year decrease was primarily due to reductions in prepaid software licenses and customer deposits and the timing of cash outflows for the final payroll of the year.

Fair Value of Financial Instruments

The Company considers its cash and cash equivalents, accounts receivable, accounts payable, and lease obligations to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amounts of our lease obligations approximated their fair values, which were based on borrowing rates that were available to the Company for loans with similar terms, collateral, and maturity.

The Company measures fair value as required by Accounting Standards Codification (“ASC”) Topic 820“Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework, gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value.

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

The Company’s managed videoconferencing services are offered to our customers on either a usage basis or on a subscription. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheets and amortized over the expected life of the customer contract. As of December 31, 2024, and 2023, there was no deferred revenue related to Managed Services. As of December 31, 2022, the deferred revenue balance for Managed services was $1,000. During the year ended December 31, 2023, the Company recorded $1,000 of revenue that was included in deferred revenue as of December 31, 2022.

The Company’s visual collaboration products are composed of hardware and embedded software sold as a complete package and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of installation, which also triggers the beginning of recognition of revenue for maintenance services, which range from one to three years. Revenue is recognized over time for maintenance services. Licensing agreements are for the Company’s core technology platform, g-speak, and are generally one year in length. Revenue for these services is recognized ratably over the service period. Deferred revenue for Collaboration Products, as of December 31, 2024, 2023, and 2022, totaled $36,000, $158,000, and $549,000, respectively, as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2024, the Company recorded $132,000 of revenue that was included in deferred revenue as of December 31, 2023. During the year ended December 31, 2023, the Company recorded $435,000 of revenue that was included in deferred revenue as of December 31, 2022.

Consolidated revenue recorded over time for the years ended December 31, 2024, and 2023 was $156,000 and $516,000, respectively. Revenue recorded at a period in time for the years ended December 31, 2024, and 2023 was $2,222,000 and $3,294,000, respectively.

The Company disaggregates its revenue by geographic region. See Note 9 - Segment Reporting for more information.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2024, and 2023, we included taxes of $68,000 and $95,000, respectively, in revenue and $74,000 and $101,000, respectively, in cost of revenue.

Long-Lived Assets, Goodwill, and Intangible Assets

Property and Equipment

Property and equipment are accounted for in accordance with ASC Topic 360 “Property, Plant, and Equipment” (“ASC Topic 360”), stated at cost, and are depreciated using the straight-line method over the estimated economic lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. Property and equipment assets, net of accumulated depreciation, totaled zero as of  December 31, 2024, and 2023.

Intangible Assets

Intangible assets are accounted for in accordance with ASC Topic 350 “Intangibles - Goodwill and Other” (“ASC Topic 350”), and intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which initially ranged from five to twelve years. Intangible assets, net of accumulated amortization, totaled zero as of December 31, 2024, and 2023.

Operating Lease Right-of-use-assets

Right-of-use assets are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”) and are amortized to yield a straight-line rent expense over the estimated life of the lease. Right-of-use assets, net related to our Collaboration Products segment, totaled zero and $17,000, as of December 31, 2024, and 2023, respectively.

The Company has primarily leased facilities for office and warehouse space under non-cancellable operating leases for its U.S. locations and accounts for these leases in accordance with ASC-842. Operating lease right-of-use assets and liabilities are recognized on the commencement date based on the present value of lease payments over the expected lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Since our lease arrangements do not provide an implicit rate, we use our estimated incremental borrowing rate for the expected remaining lease term on the commencement date in determining the present value of future lease payments.

Impairment

The Company assesses the impairment of our long-lived assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.

During the year ended December 31, 2023, we considered the declines in revenue for the Collaboration Products reporting segment and the decline in the Company’s market capitalization to be triggering events for an impairment test of our long-lived and intangible assets for this reporting unit. Based on the corresponding recoverability tests of the asset group for this reporting unit, it was determined that the carrying value exceeded the gross cash flows of the asset group. The recoverability tests consisted of comparing the estimated undiscounted cash flows expected to be generated by those assets to the respective carrying amounts and involved significant judgments and assumptions related primarily to the future revenue and profitability of the assets.

For the year ended December 31, 2023, the Company disposed of property and equipment assets related to our Managed Services segment with a net value of $3,000. As a result, no property and equipment assets were reported on our Consolidated Balance Sheets as of December 31, 2024, and 2023.

For the year ended December 31, 2023, the Company recorded impairment charges of $259,000 on purchased intangible assets related to our Collaboration Products segment. As a result of these impairment charges, no intangible assets were reported on our Consolidated Balance Sheets as of December 31, 2024, and 2023.

Operating Leases

Operating leases are accounted for in accordance with ASC Topic 842 “ Leases” (“ASC Topic 842”), and the liabilities are amortized using a straight-line method over the estimated life of the lease. As of December 31, 2023, the remaining operating lease liability related to our Collaboration Products segment was $17,000, and as of December 31, 2024, the Company was no longer party to any long-term operating leases.

Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred. For leases that include a Company option to extend the lease term that the Company is reasonably certain to exercise, the Company includes the extension in determining lease payments.

Leases with an initial term of 12 months or less are not recognized on the balance sheet. The expense for these short-term leases is recognized on a straight-line basis over the lease term. Common area maintenance fees (CAMs) and other lease-related charges are expensed as incurred. The Company currently holds a month-to-month lease on warehouse space in Denver, Colorado, related to our Collaboration Products segment, which it considers short-term.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash needed for operations in commercial checking accounts, and the majority of our cash is held in a money market fund. Commercial bank balances may, from time to time, exceed federal insurance limits. Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) in an amount up to $250,000 for any depositor; any deposit in excess of this insured amount could be lost.

Income Taxes

We use the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability, and accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Stock-based Compensation

Stock-based awards have been accounted for as required by ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, stock-based awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period. The Company accounts for forfeitures when they occur.

Research and Development

Research and development expenses include internal and external costs related to developing new service offerings, features, and enhancements to our existing product offerings.

Treasury Stock

Purchases and sales of treasury stock are accounted for using the cost method. Under this method, shares acquired are recorded at the acquisition price directly to the treasury stock account. Upon sale, the treasury stock account is reduced by the original acquisition price of the shares, and any difference is recorded in additional paid-in capital on a first-in-first-out basis. The Company does not recognize a gain or loss to income from the purchase and sale of treasury stock.

Casualty Loss

In June 2022, the Company discovered that $533,000 of inventory related to our Collaboration Products segment was stolen from the Company’s warehouse in the City of Industry, California. During 2022 and 2023, we received recovery payments from our insurance policies of $50,000 and $400,000, respectively, resulting in a net casualty loss of $483,000 on our Consolidated Statements of Operations for the year ended December 31, 2022, and a casualty gain of $400,000 on our Consolidated Statements of Operations for the year ended December 31, 2023. We do not expect any further recovery of the loss.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic280): Improvements to Reportable Segment Disclosures. The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07 as of December 31, 2024, and has prepared this annual report on Form 10-K with the appropriate disclosures. Many disclosures have been enhanced for both 2023 and 2024.

Recently Issued Accounting Pronouncements

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

In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB ASC Topic 718, Compensation-Stock Compensation. These amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company does not currently issue profit interests or similar rewards and believes these amendments will not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024- 03,  Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220- 40) Disaggregation of Income Statement Expenses, which requires public business entities to disclose additional information about certain expenses in the notes to the financial statements.
 This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

Note 2 - Liquidity

As of December 31, 2024, we had $4,965,000 of available cash and cash equivalents, inclusive of $500,000 held in short-term certificates of deposit and $3,997,000 of working capital. For the years ended December 31, 2024, and 2023, we incurred net losses of $4,043,000 and $4,384,000, respectively, and net cash used in operating activities was $3,406,200 and $2,993,000, respectively.

There was no cash flow activity related to investing activities for the years ended December 31, 2024, and 2023.

Net cash provided by financing activities for the year ended December 31, 2024, was attributable to net proceeds of $1,478,000 related to the exercise of Series F Preferred Stock warrants, and net proceeds of $903,000 related to the exercise of Common Stock warrants. Net cash provided by financing activities for the year ended December 31, 2023, was attributable to a private placement resulting in net proceeds of $5,364,000 and exercises of Common Stock warrants resulting in net proceeds of $534,000 (see Note 5 - Capital Stock and Note 6 - Preferred Stock to our Consolidated Financial Statements).

Future Capital Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements into mid-2026. We believe additional capital will be required in the long term to fund operations and provide growth capital, including potential strategic alternatives and investments in technology, product development, and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital from the exercise of outstanding common and/or preferred warrants, and/or in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Note 3 - Inventory

Net inventory was zero and $239,000 as of December 31, 2024, and 2023, respectively. Inventory (gross) was $882,000 and $930,000 as of December 31, 2024, and 2023, respectively, and consisted of equipment related to our Mezzanine™ product offerings, including cameras, tracking hardware, computer equipment, display equipment, and amounts related to our Collaboration Products segment. Inventory consists of finished goods, as determined using average costs, and was stated at the lower of cost or net realizable value.

As of December 31, 2024, and 2023, reserves for obsolete or slow-moving inventory were recorded at $882,000 and $691,000, respectively. Inventory is shown net of the obsolescence reserve on our Consolidated Balance Sheets. The reserve adjustment recorded to the cost of revenue was a net increase of $191,000 and $342,000 for the years ended December 31, 2024, and 2023, respectively. The following table summarizes our inventory reserve activity (in thousands):

Reserve balance as of December 31, 2022	(452)
Reserve adjustments	(342)
Disposals	103
Reserve balance as of December 31, 2023	(691)
Reserve adjustments	(191)
Reserve balance as of December 31, 2024	$(882)

Note 4 - Accrued Expenses and Other Current Liabilities

Consolidated accrued expenses and other current liabilities were $1,131,000 and $1,038,000 as of December 31, 2024, and 2023, respectively, consisting primarily of compensation, taxes and fees, and rent expenses. The 9% year-over-year increase was primarily due to increases in tax and accrued compensation.

Our consolidated balances for the years ended December 31, 2024, and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Compensation costs	$560	$448
Customer deposits	77	118
Professional fees	86	104
Taxes and regulatory fees	201	22
Accrued rent	170	202
Accrued dividends on Series F Preferred Stock	29	136
Other accrued expenses and liabilities	8	8
	$1,131	$1,038

As of December 31, 2024, and 2023, respectively, our Managed Services segment had accrued expenses and other current liabilities of $18,000 and $19,000, respectively. These expenses consisted primarily of taxes and regulatory fees. The 5% year-over-year decrease was primarily related to a reduction in regulatory fees.

As of December 31, 2024, and 2023, respectively, accrued expenses and other current liabilities for our Collaboration Products segment were $252,000 and $320,000, respectively. These amounts primarily consist of rent expenses and customer deposits. The 21% year-over-year decrease was related to reductions in both of these categories.

Unallocated accrued expenses were $861,000 and $699,000 as of December 31, 2024, and 2023, respectively. For 2024, unallocated accrued expenses consisted primarily of compensation expenses, professional service expenses, and corporate franchise taxes. For 2023, unallocated accrued expenses consisted primarily of compensation expenses and accrued dividends on our Series F Preferred Stock. The 23% year-over-year increase is primarily related primarily to an increase in corporate taxes and compensation expenses, partially offset by a reduction in accrued dividends.

Note 5 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”). As of December 31, 2024, we had 150,000,000 shares of Common Stock authorized, with 1,144,926 and 1,144,737 shares issued and outstanding, respectively.

On August 23, 2024, the Company effected a 1-for-40 reverse stock split (the "Reverse Split") for its Common Stock. All Common Stock share and per share data throughout these Consolidated Financial Statements have been retroactively adjusted to reflect the Reverse Split. The Company's shares of Common Stock began trading on a split-adjusted basis at the commencement of trading on August 26, 2024. Upon effectiveness, every 40 shares of Common Stock were converted into 1 share of Common Stock. The number of authorized shares and the par value of each share remained unchanged. No fractional shares were issued as a result of the Reverse Split, and any fractional shares that would have otherwise resulted from the Reverse Split were rounded up to the nearest whole share.

During the years ended December 31, 2024, and 2023, 282,314 and 8,490 shares of the Company's Common Stock were issued, respectively, related to the exercise of 282,314 and 8,490 warrants, respectively. Details related to these exercises are below.

During the years ended December 31, 2024, and 2023, 288,968 and 352,624 shares of the Company's Common Stock were issued, respectively, related to the conversion of 3,033 and 4,620 shares of Series F Preferred Stock, plus accrued dividends, respectively. See Note 6 - Preferred Stock for further details.

During the year ended December 31, 2023, 4,490 shares of the Company's Common Stock were issued related to stock-based compensation.  No shares were issued in relation to stock-based compensation during the year ended December 31, 2024. See Note 7 - Stock-Based Compensation for further detail.

Common Stock activity for the years ended December 31, 2024, and 2023 is presented below.

Issued Shares as of December 31, 2022	208,047
Issuances from Preferred Stock conversions	352,624
Issuances related to warrants	18,653
Issuances related to stock compensation	4,490
Common shares exchanged for pre-funded warrants	(10,170)
Issued Shares as of December 31, 2023	573,644
Issuances related to Common Warrant exercises	282,314
Issuances related to Preferred Stock conversions	288,968
Issued Shares as of December 31, 2024	1,144,926
Less Treasury Shares:	(189)
Outstanding Shares as of December 31, 2024	1,144,737

Common Stock Warrants

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “Private Placement”) (i) 6,550 shares of our newly designated Series F Preferred Stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (the “Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants the “Investor Warrants”) to acquire up to 95,764 shares of Common Stock. Please refer to Note 6 - Preferred Stock for further discussion on the Series F Preferred Stock and Preferred Warrants.

In connection with the Private Placement, pursuant to an engagement letter dated March 30, 2023 (the "Engagement Letter"), between the Company and Dawson James Securities, Inc. (the “Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the Private Placement, and (ii) grant to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase shares of Common Stock.

On March 31, 2023, the Company issued the Common Warrants and the Placement Agent Warrants to purchase an aggregate of 103,427 shares of the Company’s Common Stock. The Common Warrants and Placement Agent Warrants have a term of 5 years, commencing six months and one day from the date of issuance, and were initially exercisable for $68.40 per share. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination, recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment on a full ratchet basis in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price for the Common Warrants (subject to certain exceptions). The Common Warrants and Placement Agent Warrants are exercisable for cash, provided that if there is no effective registration statement available permitting the resale of the common shares, they may be exercised on a cashless basis. Exercise of the Common Warrants and Placement Agent Warrants is subject to certain limitations, including a 4.99% beneficial ownership limitation.

On October 6, 2023, the Company and the Investors holding a majority of the outstanding shares of the Preferred Stock agreed to waive any and all provisions, terms, covenants, and obligations in the Certificate of Designations or Common Warrants to the extent such provisions permit the conversion or exercise of the Preferred Stock and the Common Warrants, respectively, to occur at a price below $11.17 (the "Waiver"). Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $11.17 (as adjusted for stock splits, stock dividends, stock combinations, recapitalization, and similar events). On September 13, 2024, the Company and the Investors agreed to delete Section 2 of the Waiver, removing the minimum price restriction on the exercise of Common Warrants.

During the year ended December 31, 2024, 24,104 Common Warrants were issued in accordance with the exercise provisions of the Preferred Warrants. See Note 6 - Preferred Stock for additional detail on the exercises of the Preferred Warrants. These Common Warrants were exercisable at an initial exercise price of $68.40 and have a term of five years.

Pursuant to Sections 2(a) and 2(c) of the Common Warrants (the "Make-whole Provision"), as a result of the Reverse Split, the exercise price of the Common Warrants and Placement Agent Warrants were adjusted to $3.41 per share, and the number of Common Warrant shares that may be purchased upon exercise of the Common Warrants and the Placement Agent Warrants were increased proportionately so that after the exercise price adjustment the aggregate exercise price payable hereunder for the adjusted number of Common Warrant Shares was the same as the aggregate exercise price in effect immediately prior to the exercise price adjustment. These adjustments resulted in an aggregate of 2,401,047 Common Warrants and 153,470 Placement Agent Warrants remaining outstanding following the Reverse Split. The additional warrants created by the Make-whole Provision resulted in an aggregate deemed dividend of $8,974,000, which will reduce the net income available to common shareholders. Details of the Make-whole Provision transactions are presented below:

Warrant Tranche	Original Warrants Issued	Original Exercise Price (1)	Warrants Post Reverse Split (2)	Exercise Price Post Reverse Split (2)	Warrants Post Make-whole Provision (3)	Exercise Price Post Make-whole Provision (4)	Deemed Dividend
Common Warrants issued in 2023	3,830,417	$1.71	95,764	$68.40	1,918,371	$3.41	$6,739,000
Common Warrants issued in 2024	963,745	$1.71	24,104	$68.40	482,676	$3.41	$1,696,000
Placement Agent Warrants	306,433	$1.71	7,663	$68.40	153,470	$3.41	$539,000
Total	5,100,595		127,531		2,554,517		$8,974,000
Aggregate Exercise Price	$8,722,000		$8,722,000		$8,722,000

(1) Original exercise price based on the March 30, 2023 Purchase Agreement.
(2) Adjusted by the Reverse Split.
(3) Based on the original aggregate exercise price divided by the Make Whole Provision exercise price.

(4) Calculated by dividing (x) the sum of the dollar volume-weighted average price of the Company's Common Stock for each of the five lowest trading days during the sixteen trading days after the Reverse Split by (y) five.

During the year ended December 31, 2024, 282,314 Common Warrants were exercised at a price of $3.41 per share for shares of Common Stock. The Company received gross and net proceeds of $964,000 and $903,000, respectively. Subsequent to December 31, 2024, an additional 10,000 Common Warrants were exercised at a price of $3.41 per share for 10,000 shares of Common Stock.  The Company received gross and net proceeds of $34,000 and $31,000, respectively.

One of our directors, Jonathan Schechter, is currently a partner at The Special Equities Group, a division of Dawson James Securities, Inc. (the Placement Agent described above). In March 2023, prior to Mr. Schechter's appointment to our board in May 2023 and pursuant to our Engagement Letter. During the year ended December 31, 2024, pursuant to the terms of the Placement Agent Agreement, we paid the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the 282,314 Common Stock Warrants. The fee was $77,000. Mr. Schechter did not receive any of the fees paid.

Warrants outstanding as of December 31, 2024, are as follows:

Issue Date	Warrants Issued	Exercise Price	Expiration Date
Q1 2023	1,799,527	$3.41	Q3 2028
Q2 2024	472,676	$3.41	Q4 2029
	2,272,203

Warrant activity for the years ended December 31, 2024, and 2023 is presented below:

	Outstanding
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2022	8,609	$2,653.80
Granted	113,597	10.17
Exercised	(18,681)	31.18
Expired	(72)	2,853.75
Warrants outstanding and exercisable, December 31, 2023	103,453	69.03
Granted	24,104	68.40
Make-whole provision	2,426,986	3.41
Exercised	(282,314)	3.41
Expired	(26)	2,575.38
Warrants outstanding and exercisable, December 31, 2024	2,272,203	$3.41

Treasury Shares

The Company maintains Treasury Stock for the Common Stock shares bought back by the Company when they withhold shares to cover taxes on stock compensation transactions. There were no treasury stock transactions during the years ended December 31, 2024, and 2023, and the treasury shares outstanding were 189 as of December 31, 2024, and 2023.

Note 6 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2024, and 2023, we had 1,983,250 designated shares of preferred stock and 545 and 1,930 shares of preferred stock issued and outstanding, respectively.

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

The Series F Preferred Shares are convertible into fully paid and non-assessable shares of the Company’s Common Stock at the election of the holder at any time at an initial conversion price of $68.40 (the “Conversion Price”). The holders of the Series F Preferred Shares may also elect to convert their shares at an alternative conversion price equal to the lower of (i) 80% of the applicable Conversion Price as in effect on the date of the conversion, (ii) 80% of the closing price on the trading day immediately preceding the delivery of the conversion notice, and (iii) the greater of (a) the Floor Price (as defined in the Certificate of Designations) and (b) the quotient of (x) the sum of the five lowest Closing Bid Prices (as defined in the Certificate of Designations) for trading days in the 30 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable Conversion Notice, divided by (y) five. The Conversion Price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock and subject to price-based adjustment on a full ratchet basis in the event of any issuances of our common stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

On October 6, 2023, the Company and Investors holding a majority of the outstanding shares of the Preferred Stock agreed to waive any and all provisions, terms, covenants, and obligations in the Certificate of Designations to the extent such provisions permit the conversion or exercise of the Preferred Stock to occur at a price below $11.17. Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $11.17 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, and similar events).

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

During the years ended December 31, 2024, and 2023, 3,033 and 4,620 shares of Series F Preferred Stock, respectively, plus accrued dividends, were converted to 288,968 and 352,624 shares of the Company’s common stock, respectively. There were 545 and 1,930 shares of Series F Preferred Stock outstanding, respectively, and accrued dividends of $29,000 and $136,000 as of December 31, 2024, and 2023, respectively. Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred	Accrued	Weighted Average	Common Shares Issued
	Stock Shares	Dividends	Conversion Price	from Conversions
March 31, 2023 Issuance	6,550	$—
2023 Accrued Dividends		$343,000
2023 Conversions	(4,620)	$(207,000)	$13.60	352,624
December 31, 2023 Balance	1,930	$136,000		352,624
2024 Issuance	1,648	$—
2024 Accrued Dividends		$89,000
2024 Conversions	(3,033)	$(196,000)	$11.20	288,968
December 31, 2024 Balance	545	$29,000	$11.17	641,592

Series F Preferred Stock Warrants

The Preferred Warrants are exercisable for Series F Preferred Shares at an exercise price of $975. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock. The Preferred Warrants expire three years from the date of issuance and are exercisable for cash. For each Preferred Warrant exercised, the Investors shall receive Common Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock the Investors would receive if the Series F Preferred Shares issuable upon exercise of such Warrant were converted at the applicable Conversion Price. The fair value of the Preferred Warrants was recorded within additional paid-in capital upon issuance.

During the year ended December 31, 2024, 1,648 Preferred Warrants were exercised at a price of $975 per share. The Company received gross and net proceeds of $1,607,000 and $1,478,000, respectively. In accordance with the exercise provisions of the Preferred Stock, 24,104 Common Warrants were issued during the year ended December 31, 2024. See Note 5 - Capital Stock for further discussion of the Common Warrants. As of December 31, 2024, 31,102 Preferred Warrants remained outstanding.

	Outstanding and Exercisable
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2022	—
Granted	32,750	$975
Warrants outstanding and exercisable, December 31, 2023	32,750	$975
Exercised	(1,648)	$975
Warrants outstanding and exercisable, December 31, 2024	31,102	$975

As discussed in Note 5 - Capital Stock, one of our directors is currently a partner at The Special Equities Group ("SEG"), a division of Dawson James Securities, Inc. During the year ended December 31, 2024,  pursuant to the terms of the Placement Agent Agreement, we paid the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the 1,648 Common Stock Warrants. The fee was $129,000. Mr. Schechter did not receive any of the fees paid.

Note 7 - Stock-Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of December 31, 2024, and 2023, there were no remaining shares in the share pool available for new grants under the 2019 Plan.

A summary of stock compensation expense by category, for the years ended December 31, 2024, and 2023, is as follows (in thousands):

	Year Ended December 31,
Stock-Based Compensation	2024	2023
Options	$62	$124
RSUs	—	380
Total	$62	$504

A summary of stock compensation by department, for the years ended December 31, 2024, and 2023 is as follows (in thousands):

	Year Ended December 31,
Stock-Based Compensation	2024	2023
Research and Development	$—	$—
General & Administrative	62	504
Total	$62	$504

Stock Options

During the year ended December 31, 2024, no stock options were granted, 84 stock options were vested, and 250 vested stock options expired. During the year ended December 31, 2023, no stock options were granted, 83 stock options were vested, and 167 vested stock options expired. As of December 31, 2024, there were no stock options outstanding.

A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2024, and 2023 is presented below (in thousands except weighted-average exercise price):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2022	417	$5,745	250	$8,275
Vested	—	—	83	1,950
Expired	(167)	11,436	(167)	11,436
Options outstanding and exercisable, December 31, 2023	250	1,950	166	1,950
Vested	—	—	84	1,950
Expired	(250)	1,950	(250)	1,950
Options outstanding and exercisable, December 31, 2024	—	$—	—	$—

The intrinsic value of vested and unvested options was not significant for all periods presented. Stock compensation expense related to stock options for the year ended December 31, 2024, was $62,000, recorded as a component of General and Administrative expenses. Stock compensation expense related to stock options for the year ended December 31, 2023, was $124,000. As of December 31, 2024, there was no remaining unrecognized stock-based compensation expense for options.

Restricted Stock

As of December 31, 2024, and 2023, there were no outstanding restricted stock awards ("RSAs") or restricted stock units (“RSUs,” collectively "Restricted Stock"). There was no Restricted Stock activity or expense for the year ended December 31, 2024. During the year ended December 31, 2023, in relation to the departure of certain board members, 2 RSAs became fully vested. The 2 RSAs, along with 49 previously vested RSUs, were delivered in shares of the Company's Common Stock in accordance with the terms of the agreements. This Restricted Stock was issued in 2014 and had been fully expensed, so there was no stock compensation expense related to Restricted Stock for the year ended December 31, 2023. During the year ended December 31, 2023, 4,440 RSUs were granted to certain board members. These RSUs vested immediately upon issuance, and the stock compensation related to RSUs for the year ended December 31, 2023, was $380,000, which was included in general and administrative expenses on our Consolidated Statements of Operations.

Note 8 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. Vested RSUs (for which shares of common stock have not yet been delivered) are included in the calculations of basic net loss per share. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at the time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, RSUs, and unvested restricted stock awards, to the extent they are dilutive. For the year ended December 31, 2024, all such common stock equivalents have been excluded from diluted net loss per share as the effect on net loss per share would be anti-dilutive (due to the net losses).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
Numerator:	2024	2023
Net loss	$(4,043)	$(4,384)
Less: preferred stock dividends	89	343
Less: deemed dividend	8,974	—
Less: conversion inducement	—	751
Less: warrant modification	—	25
Net loss attributable to common stockholders	$(13,106)	$(5,503)
Denominator:
Weighted-average number of shares of common stock for basic net loss per share	834	293
Basic net loss per share	$(15.71)	$(18.81)

The following table represents the potential shares that were excluded from the computation of the weighted average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Outstanding stock options	—	250
Common stock issuable upon conversion of Series F Preferred Stock (1)	51,357	184,820
Common stock issuable upon conversion of Series F Preferred Warrants (2)	2,784,921	2,932,486
Common stock issuable upon conversion of Common Stock Warrants	2,272,203	2,071,855

(1)	Calculation assumes the conversion of the stated value and accrued dividends of the Series F Preferred Stock into Common Stock at the current exercise price of $11.17.
(2)

Calculation assumes the exercise of the Series F Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at the Floor Price of $11.17.

Note 9 - Segment Reporting

The Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the Oblong (formerly Glowpoint), business surrounding managed services for network solutions and video collaboration.

In 2024, the Company adopted ASU 2023-07. ASU 2023-07 created certain additional disclosure requirements, including, among other requirements, disclosure of the Company’s Significant Segment Expenses (“SSEs”) regularly provided to the Company’s Chief Operating Decision Maker (“CODM”) included within each reported measure of segment profit or loss, a required disclosure for other segment items and a narrative description of such items, a disclosure of the title and the position of the CODM and a narrative disclosure describing how the CODM uses the reported segment profit or loss measures to assess segment performance and allocate resources.

The CODM for both segments for each of the years ended December 31, 2024, and 2023 was Pete Holst, the Company's President and Chief Executive Officer. As part of the adoption of ASU 2023-07, management reviewed the information provided to the CODM and updated the presentation of such information, including SSEs, to better align with the requirements of ASU 2023-07. Certain prior period segment information has been recast in order to conform with current-period presentation requirements, including the allocation methodology of bad debt expense, labor and labor-related costs, and certain other segment items to segments.

Certain information concerning the Company’s segments for the years ended December 31, 2024, and 2023 is presented in the following tables (in thousands):

	For the Years Ended December 31,
	2024	2023	% Change
Revenue
Managed Services	$2,062	$2,518	(18)%
Collaboration Products	316	$1,292	(76)%
Consolidated	$2,378	$3,810	(38)%

Cost of revenues
Managed Services	$1,337	$1,671	(20)%
Collaboration Products	710	1,228	(42)%
Consolidated	$2,047	$2,899	(29)%

Gross Margin
Managed Services	35%	34%	5%
Collaboration Products	(125)%	5%	(2,617)%
Consolidated	14%	24%	(42)%

Operating expenses
Managed Services (1)	—	3	(100)%
Collaboration Products (2)	341	486	(30)%
Corporate (3)	4,192	4,917	(15)%
Consolidated	$4,533	$5,406	(16)%

Other income (expense), net (4)
Managed Services	$(1)	$(10)	90%
Collaboration Products	16	(18)	189%
Corporate	154	166	(7)%
Consolidated	$169	$138	22%
Net loss before taxes	$(4,033)	$(4,357)	(7)%
Income tax expense	$10	$27	(63)%
Net loss	$(4,043)	$(4,384)	(8)%

	As of December 31,
	2024	2023	% Change
Total assets
Managed Services	$422	$613	(31)%
Collaboration Products	285	822	(65)%
Corporate	4,568	5,490	(17)%
Consolidated	$5,275	$6,925	(24)%

(1)	There were no operating expenses related to our Managed Service segment in 2024. In 2023, the operating expenses for the Managed Services were primarily related to a loss on the sale of property.
(2)	Operating expenses related to our Collaboration Products Segment include research and development, sales and marketing, bad debt, impairment, and other miscellaneous expenses. In 2023, operating expenses also included a bad debt recovery of $52,000.
(3)	Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses.
(4)	Other income (expense) for our segments includes interest expense and non-operating income. Corporate other income includes interest income on our cash and cash equivalents.
(5)	Managed Services assets include cash equivalents, accounts receivable, and prepaid expenses, which are primarily current.
(6)	Collaboration Products' assets include cash equivalents, accounts receivable, prepaid expenses, and inventory, which are primarily current.
(7)	Unallocated assets in Corporate include cash, prepaid expenses, and accruals that are corporate in nature and don't apply to a single segment.

The Company’s SSEs for each segment include direct labor costs and segment-based management expenses (collectively, “labor and labor related”), costs to purchase, store, and ship inventory, and inventory impairments (inventory and inventory related), circuit and network cost of revenue, other non-inventory cost of revenue, research and development costs, and bad debt expense, as these are specific costs regularly provided to the CODM and used to evaluate segment performance. For the year ended December 31, 2023, we also included amortization and impairment of intangible assets, and insurance proceeds received from a casualty gain. Other segment items include expenses recorded within cost of revenue and operating expenses, which are not regularly provided to the CODM. The CODM evaluates segment profit each period against historical results, factoring in macroeconomic factors such as the cost of labor and supplies, to assess segment performance.

	Year Ended December 31, 2024
	Managed Services	Collaboration Products	Total

Revenue
Network services	$1,990	$—	$1,990
Video Collaboration	56	316	372
Professional and other services	16	—	16
Total revenue	2,062	316	2,378

Significant Segment Expenses
Labor and labor-related (1)	132	596	728
Inventory and inventory-related	—	273	273
Circuit and network cost of revenue	1,202	—	1,202
Other non-inventory cost of revenue	4	19	23
Research and development	—	145	145
Bad debt expense	—	2	2
Other segment items (2)	—	—	—
Segment profit (loss)	$724	$(719)	$5
Segment margin	35%	(228)%

Unallocated expenses (income)
Corporate expenses (3)			$4,127
Stock compensation			62
Interest income			(151)
Loss before income tax expense			$(4,033)

	Year Ended December 31, 2023
	Managed Services	Collaboration Products	Total

Revenue
Network services	$2,301	$—	$2,301
Video collaboration	183	1,291	1,474
Professional and other services	34	1	35
Total revenue	2,518	1,292	3,810

Significant Segment Expenses
Labor and labor-related (1)	125	863	988
Inventory and inventory-related	—	500	500
Circuit and network cost of revenue	1,529		1,529
Other non-inventory cost of revenue	14	164	178
Bad debt recovery	—	(52)	(52)
Amortization expense	—	345	345
Impairment charges	3	259	262
Casualty gain	—	(400)	(400)
Other segment items (2)	13	53	66
Segment profit (loss)	$834	$(440)	$394
Segment margin	33%	(34)%

Unallocated expenses (income) (3)
Corporate expenses			$4,406
Stock compensation			504
Interest income			(159)
Loss before income tax expense			$(4,357)

(1)	Includes direct labor costs (including sales and marketing costs), employment taxes, employee benefits, worker's compensation, and office expenses. For the year ended December 31, 2024, this also includes $46,000 of severance costs.
(2)	Other segment items include other income and expenses, net, interest expense, certain professional services, and miscellaneous taxes and fees.
(3)	Represents general and administrative costs, less the amounts allocated to the segments for labor and benefits, general liability insurance, professional services, property taxes, and interest income. For the year ended December 31, 2024, this also includes severance costs of $59,000 and franchise taxes of $176,000.

For the years ended December 31, 2024, and 2023, no material revenue was attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency, and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$913	$1,843
Foreign	1,465	1,967
	$2,378	$3,810

The Company considers a significant customer to be one that comprises more than 10% of its consolidated revenues or accounts receivable. Losing or reducing sales or anticipated sales to our most significant customer or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Year Ended December 31, 2024
		2024	2023
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	84.9%	55.9%

Concentration of consolidated accounts receivable was as follows:

		As of December 31,
		2024	2023
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	82.6%	38.2%
Customer B	Collaboration Products	0.0%	46.8%

Note 10 - Commitments and Contingencies

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. As of the date hereof, we are not a party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations, or liquidity.

Note 11 - Income Taxes

The following table sets forth pretax book loss (in thousands):

	Year Ended December 31,
	2024	2023
United States	$(4,033)	$(4,357)
Foreign	—	—
Total	$(4,033)	$(4,357)

The following table sets forth income before taxes and the income tax expense for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
Foreign	3	15
State	7	12
Total current	10	27

Total deferred	—	—
Income tax expense	$10	$27

Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2024, and 2023, as shown in the following table (in thousands):

	Year Ended December 31,
	2024	2023
U.S. federal income taxes at the statutory rate	$(847)	$(915)
State taxes, net of federal effects	(57)	(58)
U.S. Federal and state NOL carryforward adjustment for expired NOLs	62	613
Stock compensation plan adjustments	67	385
Change in valuation allowance	1,026	(112)
State taxes, change in apportionment rate	(297)	43
Other	56	71
Income tax expense	$10	$27

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024, and 2023 is presented below (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets (liabilities):
Tax benefit of operating loss carry forward - Federal	$30,164	$29,416
Tax benefit of operating loss carry forward - State	6,319	5,965
Accrued expenses	211	131
Deferred revenue	8	36
Stock-based compensation	—	56
Fixed assets	1	4
Inventory	199	156
Intangible amortization	19	32
Section 174 research and experimentation	261	—
Section 163(j) interest expense	—	314
R&D credit	2,154	2,154
Texas margin tax temporary credit	37	55
Other	33	61
Total deferred tax asset, net of deferred tax liabilities	39,406	38,380

Valuation allowance	(39,406)	(38,380)
Net deferred tax asset	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to the realizability evidenced by the Company’s historical results. The change in the valuation allowance for the year ended December 31, 2024, is an increase of $1,026,000. The change in the valuation allowance for the year ended December 31, 2023, was a decrease of $112,000.

We and our subsidiary file federal and state tax returns on a consolidated basis. On October 1, 2019, Oblong, Inc. acquired the stock of Oblong Industries Inc., resulting in Oblong Industries Inc.'s shareholders owning 75% of Oblong, Inc. Therefore, an “ownership change” occurred on this date (as defined under Section 382 of the Internal Revenue Code of 1986, as amended), which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change. If additional ownership changes have occurred or do occur in the future, the use of the net operating loss carryforwards and the research and development credit could be subject to further limitation.  As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the 2019 ownership change resulted in the permanent loss of approximately $30,880,000 of federal NOL carryforwards.  State NOL carryforwards were limited in a similar fashion.

The Company had federal net operating loss carryforwards of $143,636,000 on December 31, 2024. Of this amount, $75,224,000 will expire in various amounts from 2025 through 2037. As of December 31, 2024, the Company also has various state net operating loss carryforwards of an estimated $106,323,000. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change, from year to year and impact the amount of such carryforwards. The Company has Research and Development credits of $2,154,000 at December 31, 2024. The Research and Development credits begin to expire at the end of 2026.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s Consolidated Financial Statements for the years ended December 31, 2024, and 2023. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to unrecognized tax benefits. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2024, and 2023.

The Internal Revenue Service may generally access additional income tax for the last three years. This would generally prevent the Service from opening an examination for years ended on or before December 31, 2021. However, there are exceptions that can extend the statute of limitations to six years and, in some cases, prevent it from ever expiring.

Note 12 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2024, and 2023 were $58,000 and $64,000, respectively.