Form 10-Q
period 2025-03-31
Oblong, Inc.
filed 2025-05-13
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

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

(Former name, former address, and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 12, 2025, was 1,324,970.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2024, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2025, as well as under “Part II. Item 1A. Risk Factors” in this report. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: opportunities for and benefits of potential strategic alternatives; our expectations and estimates relating to customer attrition, demand for our product offerings, sales cycles, future revenues, expenses, capital expenditures and cash flows; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; our liquidity projection; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; the future exercise of warrants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about the ongoing performance of our Managed Service business; statements relating to market need and evolution of the industry, our solutions and our service platforms; and the adequacy of our internal controls. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to raise capital in one or more debt and/or equity offerings in order to fund operations or any growth initiatives, and our ability to continue as a going concern;
•	the impact of conversions of our Series F Preferred Stock to Common Stock, exercises of the Series F Preferred Stock warrants and Common Warrants, and sales of the underlying conversion shares;
•	customer acceptance and demand for our video collaboration services and network applications;
•	our ability to launch new products and offerings and to sell our solutions;
•	our ability to compete effectively in the video collaboration services and network services businesses;
•	the ongoing performance of our Managed Services business;
•	our ability to maintain and protect our proprietary rights;
•	actions by our competitors, including price reductions for their competitive services;
•	the quality and reliability of our products and services;
•	the prices for our products and services and changes to our pricing model;
•	our ability to grow revenue;
•	customer renewal and retention rates;
•	the continued impact from the aftermath of the coronavirus pandemic on our revenue and results of operations;
•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;
•	increases in material, labor, or other manufacturing-related costs;
•	our ability to attract and retain highly skilled personnel;
•	our reliance on open-source software and technology;
•	use of cash related to potential repurchases under our Stock Repurchase Program;
•	our ability to innovate technologically, and, in particular, our ability to develop next-generation Oblong technology;
•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and
•	our management’s ability to execute its plans, strategies, and objectives for future operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares, par value, and stated value)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,316	$4,965
Accounts receivable, net	113	186
Prepaid expenses and other current assets	321	118
Total current assets	4,750	5,269
Other assets	5	6
Total assets	$4,755	$5,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70	$105
Accrued expenses and other current liabilities	1,294	1,131
Deferred revenue	41	36
Total current liabilities	1,405	1,272
Total liabilities	1,405	1,272
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock Series F, convertible; $0.0001 par value; $586,450 stated value; 5,000,000 shares authorized, 545 shares issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized, 1,154,926 and 1,154,737 shares issued and outstanding as of March 31, 2025, respectively, and 1,144,926 and 1,144,737 shares issued and outstanding as of December 31, 2024, respectively	—	—
Treasury Stock, 189 common shares	(181)	(181)
Additional paid-in capital	236,477	236,458
Accumulated deficit	(232,946)	(232,274)
Total stockholders’ equity	3,350	4,003
Total liabilities and stockholders’ equity	$4,755	$5,275

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$622	$626
Cost of revenue	373	629
Gross profit	249	(3)

Operating expenses:
Research and development	3	50
Sales and marketing	8	54
General and administrative	929	1,077
Total operating expenses	940	1,181
Operating loss	(691)	(1,184)
Interest income, net	(26)	(48)
Loss before income taxes	(665)	(1,136)
Income tax expense	7	—
Net loss	(672)	(1,136)
Preferred stock dividends	12	44
Net loss attributable to common stockholders	$(684)	$(1,180)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.59)	$(2.02)
Weighted-average number of shares of common stock:
Basic and diluted	1,151,482	584,603

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2024	545	$—	1,144,926	$—	189	$(181)	$236,458	$(232,274)	$4,003
Net loss	—	—	—	—	—	—	—	(672)	(672)
Common warrant exercise, net of fees	—	—	10,000	—	—	—	31	—	31
Series F Preferred Stock dividends	—	—	—	—	—	—	(12)	—	(12)
Balance on March 31, 2025	545	—	1,154,926	—	189	(181)	236,477	(232,946)	3,350

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2023	1,930	$—	573,644	$—	189	$(181)	$233,913	$(228,231)	$5,501
Net loss	—	—	—	—	—	—	—	(1,136)	(1,136)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Series F Preferred Stock conversions	(922)	—	90,056	—	—	—	82	—	82
Series F Preferred Stock dividends	—	—	—	—	—	—	(44)	—	(44)
Balance on March 31, 2024	1,008	—	663,700	—	189	(181)	233,982	(229,367)	4,434

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(672)	$(1,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	(18)	—
Non-cash lease expense from right-of-use asset	—	17
Stock-based compensation	—	31
Changes in operating assets and liabilities:
Accounts receivable	91	409
Inventory	—	112
Prepaid expenses and other current assets	(203)	(178)
Other assets	1	—
Accounts payable	(35)	140
Accrued expenses and other current liabilities	151	31
Deferred revenue	5	(39)
Lease liabilities	—	(17)
Net cash used in operating activities	(680)	(630)
Cash flows from financing activities:
Net proceeds from exercise of common stock warrants	31	—
Net cash provided by financing activities	31	—
Decrease in cash	(649)	(630)
Cash and cash equivalents at beginning of period	4,965	5,990
Cash and cash equivalents at end of period	$4,316	$5,360
Supplemental disclosures of cash flow information:

Reconciliation of cash and cash equivalents
Cash	$3,816	$4,860
Current certificates of deposit	$500	$500
Total cash and cash equivalents	$4,316	$5,360

Cash paid during the period for interest	$1	$5

Non-cash investing and financing activities:
Preferred stock dividends	$12	$44

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and provides patented multi-stream collaboration technologies and managed services for video collaboration and network applications.

Basis of Presentation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on substantially the same basis as our annual Consolidated Financial Statements for the fiscal year ended December 31, 2024. In the opinion of the Company’s management, these interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2024 Condensed Consolidated Balance Sheet data in this document was derived from audited consolidated financial statements. The Condensed Consolidated Financial Statements and notes included in this quarterly report on Form 10-Q do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and notes thereto included in the Company’s fiscal 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2025 (the “2024 Annual Report”).

On August 23, 2024, the Company effected a 1-for-40 reverse stock split (the “Reverse Split”) for its Common Stock. All Common Stock share and per share data throughout these Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the Reverse Split.

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

Cash and Cash Equivalents

As of March 31, 2025, our total cash balance of $4,316,000 is available. Of this balance, $500,000 was held in short-term certificates of deposit with MidFirst Bank. As of December 31, 2024, our total cash balance of $4,965,000 was available, with $500,000 held in short-term certificates of deposit with MidFirst Bank. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Segments

The Company currently operates in two segments: (1) “Collaboration Products,” which represents the business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the business surrounding managed services for video collaboration and network solutions. See Note 7 - Segment Reporting for further discussion.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these Condensed Consolidated Financial Statements are disclosed in our 2024 Annual Report, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires public business entities to disclose additional information about certain expenses in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

Note 2 - Liquidity

As of March 31, 2025, we had $4,316,000 in cash and cash equivalents and working capital of $3,345,000. For the three months ended March 31, 2025, we incurred a net loss of $672,000, financing activities provided $31,000 in net cash, and we used net cash of $680,000 in operating activities.

We believe our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements into the fourth quarter of 2026.

Note 3 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Compensation costs	$677	$560
Customer deposits	77	77
Professional fees	98	86
Taxes and regulatory fees	224	201
Accrued rent	170	170
Accrued dividends on Series F Preferred Stock	41	29
Other accrued expenses and liabilities	7	8
Accrued expenses and other liabilities	$1,294	$1,131

As of March 31, 2025, and December 31, 2024, our Managed Services segment had accrued expenses and other current liabilities of $21,000 and $18,000, respectively. These expenses consisted primarily of taxes and regulatory fees. The increase was primarily related to higher regulatory fees.

As of March 31, 2025, and December 31, 2024, accrued expenses and other current liabilities for our Collaboration Products segment were $257,000 and $252,000, respectively. These amounts primarily consist of rent expenses and customer deposits.

Unallocated accrued expenses were $1,016,000 and $861,000 as of March 31, 2025, and December 31, 2024, respectively. Unallocated accrued expenses consisted primarily of compensation expenses, professional service expenses, accrued dividends, and corporate franchise taxes.

Note 4 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “OBLG.” As of March 31, 2025, we had 150,000,000 shares of our Common Stock authorized, with 1,154,926 and 1,154,737 shares issued and outstanding, respectively.

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

During the three months ended March 31, 2025, 10,000 shares of the Company’s Common Stock were issued related to the exercise of 10,000 Common Warrants granted on March 30, 2023. There were no Common Warrant exercises during the three months ended March 31, 2024.

During the three months ended March 31, 2024, 90,056 shares of the Company’s Common Stock were issued related to the conversion of 922 shares of Series F Preferred Stock, plus accrued dividends. There were no preferred stock conversions during the three months ended March 31, 2025. See Note 5 - Preferred Stock for further details.

Common Stock activity for the year ended December 31, 2024 and three months ended March 31, 2025 is presented below.

Issued Shares as of December 31, 2023	573,644
Issuances from Preferred Stock conversions	288,968
Issuances related to Common Warrant exercises	282,314
Issued Shares as of December 31, 2024	1,144,926
Issuances from Common Warrant exercises	10,000
Issued Shares as of March 31, 2025	1,154,926
Less Treasury Shares:	(189)
Outstanding Shares as of March 31, 2025	1,154,737

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

On March 31, 2023, the Company issued the Common Warrants and the Placement Agent Warrants to purchase an aggregate of 103,427 shares of the Company’s Common Stock. The Common Warrants and Placement Agent Warrants have a term of 5 years, commencing six months and one day from the date of issuance, and were initially exercisable for $68.40 per share. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination, recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment, on a full ratchet basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price for the Common Warrants (subject to certain exceptions). The Common Warrants and Placement Agent Warrants are exercisable for cash, provided that if there is no effective registration statement permitting the resale of the common shares, they may be exercised on a cashless basis. Exercise of the Common Warrants and Placement Agent Warrants is subject to certain limitations, including a 4.99% beneficial ownership limitation.

On October 6, 2023, the Company and the Investors holding a majority of the outstanding shares of the Preferred Stock agreed to waive any and all provisions, terms, covenants and obligations in the Certificate of Designations or Common Warrants to the extent such provisions permit the conversion or exercise of the Preferred Stock and the Common Warrants, respectively, to occur at a price below $11.17 (the “Waiver”). Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $11.17 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). On September 13, 2024, the Company and the Investors agreed to delete Section 2 of the Waiver, removing the minimum price restriction on the exercise of Common Warrants.

During the year ended December 31, 2024, 24,104 Common Warrants were issued in accordance with the exercise provisions of the Preferred Warrants. See Note 5 - Preferred Stock for additional details on the exercises of the Preferred Warrants. These Common Warrants were exercisable at an initial exercise price of $68.40 and have a term of five years.

Pursuant to Sections 2(a) and 2(c) of the Common Warrants (the “Make Whole Provision”), as a result of the Reverse Split, the exercise price of the Common Warrants and Placement Agent Warrants were adjusted to $3.41 per share, and the number of Common Warrant shares that may be purchased upon exercise of the Common Warrants and the Placement Agent Warrants were increased proportionately, so that after the exercise price adjustment the aggregate exercise price payable hereunder for the adjusted number of Common Warrant Shares was the same as the aggregate exercise price in effect immediately prior to the exercise price adjustment. These adjustments resulted in an aggregate of 2,401,047 Common Warrants and 153,470 Placement Agent Warrants remaining outstanding following the Reverse Split. The additional warrants created by the Make Whole Provision resulted in an aggregate deemed dividend of $8,974,000, which reduced the net income available to common shareholders during the year ended December 31, 2024. Details of the Make Whole Provision transactions are presented below:

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
(4)

Calculated by dividing (x) the sum of the dollar volume-weighted average price of the Company’s Common Stock for each of the five lowest trading days during the sixteen trading days after the Reverse Split by (y) five.

During the three months ended March 31, 2025, 10,000 Common Warrants were exercised at a price of $3.41 per share for 10,000 shares of Common Stock. The Company received gross and net proceeds of $34,000 and $31,000, respectively. No Common Warrants were exercised during the three months ended March 31, 2024.

One of our directors, Jonathan Schechter, is currently a partner at The Special Equities Group (“SEG”), a division of Dawson James Securities, Inc. (“Dawson James”). In March 2023, prior to Mr. Schechter’s appointment to our board in May 2023 and pursuant to our Engagement Letter, Dawson James acted as placement agent in connection with our March 30, 2023 Purchase Agreement. During the three months ended March 31, 2025, pursuant to the terms of the Placement Agent Agreement, we paid Dawson James a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the Common Stock Warrants. The fee was $3,000. Mr. Schechter did not receive any of the fee paid.

Common Warrants outstanding as of March 31, 2025 are as follows:

Issue Date	Warrants Outstanding	Exercise Price	Expiration Date

Q1 2023	1,789,527	$3.41	Q3 2028
Q2 2024	472,676	$3.41	Q4 2029
	2,262,203

Common Warrant activity for the year ended December 31, 2024, and the three months ended March 31, 2025, is presented below.

	Outstanding and Exercisable
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2023	103,453	$69.03
Granted	24,104	68.40
Make Whole Provision	2,426,986	3.41
Exercised	(282,314)	3.41
Expired	(26)	2,575.38
Warrants outstanding and exercisable, December 31, 2024	2,272,203	3.41
Exercised	(10,000)	3.41
Warrants outstanding and exercisable, March 31, 2025	2,262,203	$3.41

Treasury Shares

The Company maintains treasury stock for the Common Stock shares repurchased when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the three months ended March 31, 2025, or the year ended December 31, 2024.

Note 5 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2025 and  December 31, 2024, we had 1,983,250 designated shares of preferred stock and 545 shares of preferred stock issued and outstanding.

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

On October 6, 2023, the Company and Investors holding a majority of the outstanding shares of the Preferred Stock agreed to waive any and all provisions, terms, covenants and obligations in the Certificate of Designations to the extent such provisions permit the conversion or exercise of the Preferred Stock to occur at a price below $11.17. Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $11.17 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).

Under the Certificate of Designations, the Series F Preferred Shares have an initial stated value of $1,000 per share (the “Stated Value”). The holders of the Series F Preferred Shares are entitled to dividends of 9% per annum, which will be payable in arrears quarterly. Accrued dividends may be paid, at our option, in cash, and if not paid, shall increase the stated value of the Series F Preferred Shares. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series F Preferred Shares will accrue dividends at the rate of 20% per annum (the “Default Rate”). The Series F Preferred Shares have no voting rights, other than with respect to certain matters affecting the rights of the Series F Preferred Shares. On matters with respect to which the holders of the Series F Preferred Shares have a right to vote, holders of the Preferred Shares will have voting rights on an as-converted basis.

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

During the three months ended March 31, 2024, 922 shares of Series F Preferred Stock, plus accrued dividends of $84,000, were converted into 90,056 shares of the Company’s Common Stock. There were no Series F Preferred Stock conversions during the three months ended March 31, 2025. There were 545 shares of Series F Preferred Stock outstanding and accrued dividends of $41,000 as of March 31, 2025.

Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred Stock Shares	Preferred Stock Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
December 31, 2023 Balance	1,930	$136,000	$13.60	352,624
2024 Issuances	1,648	—		—
2024 Accrued Dividends	—	89,000		—
2024 Conversions	(3,033)	(196,000)	$11.20	288,968
December 31, 2024 Balance	545	29,000	$11.17	641,592
2025 Accrued Dividends	—	12,000		—
March 31, 2025 Balance	545	$41,000	$11.17	641,592

Series F Preferred Stock Warrants

The Preferred Warrants are exercisable for Series F Preferred Shares at an exercise price of $975. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalizations, or other similar transactions involving the Common Stock. The Preferred Warrants expire three years from the date of issuance and are exercisable for cash. For each Preferred Warrant exercised, the Investors shall receive Common Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock the Investors would receive if the Series F Preferred Shares issuable upon exercise of such Warrant were converted at the applicable Conversion Price. The fair value of the Preferred Warrants was recorded within additional paid-in capital upon issuance.

During the three months ended March 31, 2025 no Preferred Warrants were exercised. As of March 31, 2025, 31,102 Preferred Warrants remained outstanding.

Note 6 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested Restricted Stock.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, warrants, and unvested Restricted Stock, to the extent they are dilutive. For the three months ended March 31, 2025 and 2024, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(672)	$(1,136)
Less: preferred stock dividends	12	44
Net loss attributable to common stockholders	$(684)	$(1,180)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	1,151,482	584,603
Basic and diluted net loss per share	$(0.59)	$(2.02)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	As of March 31,
	2025	2024
Outstanding stock options	—	250
Common stock issuable upon conversion of Series F Preferred Stock (1)	52,512	98,689
Common stock issuable upon conversion of Series F Preferred Warrants (2)	2,784,921	2,932,486
Common stock issuable upon conversion of Common Stock warrants	2,262,203	2,071,860

(1)	Calculation assumes conversion of the stated value and accrued dividends of the Series F Preferred Stock into Common Stock at the Floor Price of $11.17.
(2)

Calculation assumes exercise of the Series F Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at the Floor Price of $11.17.

Note 7 - Segment Reporting

The Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the Oblong business surrounding managed services for network solutions and video collaboration.

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

The CODM for both segments for the three months ended  March 31, 2025 and 2024, was Pete Holst, the Company’s President and Chief Executive Officer. As part of the adoption of ASU 2023-07, management reviewed the information provided to the CODM and updated the presentation of such information, including SSEs, to better align with the requirements of ASU 2023-07. Certain prior period segment information has been recast to conform with current-period presentation requirements, including the allocation methodology of bad debt expense, labor and labor-related costs, and certain other segment items to segments. The CDOM reviews assets as a whole entity for decision making.

Certain information concerning the Company’s segments for the three months ended March 31, 2025, and 2024 is presented in the following tables (in thousands):

	For the Three Months Ended March 31,
	2025	2024	% Change
Revenue
Managed Services	$508	$522	(3)%
Collaboration Products	114	104	10%
Consolidated	622	626	(1)%

Cost of revenues
Managed Services	371	369	1%
Collaboration Products	2	260	(99)%
Consolidated	373	629	(41)%

Gross Margin
Managed Services	137	153	(10)%
Collaboration Products	112	(156)	172%
Consolidated	249	(3)	8400%

Operating expenses
Managed Services (1)	—	—	—%
Collaboration Products (2)	(8)	105	(108)%
Corporate (3)	948	1,076	(12)%
Consolidated	940	1,181	(20)%

Other income (expense), net (4)
Managed Services	(1)	—	(100)%
Collaboration Products	—	—	—%
Corporate	27	48	(44)%
Consolidated	26	48	(46)%
Net loss before taxes	(665)	(1,136)	(41)%
Income tax expense	7	-	100%
Net loss	$(672)	$(1,136)	(41)%

(1)	There were no operating expenses related to our Managed Service segment during the three months ended March 31, 2025 or 2024.
(2)

Operating expenses related to our Collaboration Products Segment include research and development, sales and marketing, and other miscellaneous expenses. 2025 operating expenses also included a bad debt recovery of $18,000.

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

The Company’s SSEs for each segment include direct labor costs and segment-based management expenses (collectively, “labor and labor related”), costs to purchase, store, and ship inventory, and inventory impairments (inventory and inventory related), circuit and network cost of revenue, other non-inventory cost of revenue, research and development costs, and bad debt recovery, as these are specific costs regularly provided to the CODM and used to evaluate segment performance. Other segment items include expenses recorded within cost of revenue and operating expenses, which are not regularly provided to the CODM. The CODM evaluates segment profit each period against historical results, factoring in macroeconomic factors such as the cost of labor and supplies, to assess segment performance.

	Three Months Ended March 31, 2025
	Managed Services	Collaboration Products	Total

Revenue
Video Collaboration	$6	$114	$120
Network Services	500	—	500
Professional and other services	2	—	2
Total revenue	508	114	622

Significant Segment Expenses
Labor and labor-related (1)	68	6	74
Circuit and network cost of revenue	303	—	303
Bad debt expense (recovery)	—	(18)	(18)
Other segment items (2)	1	5	6
Segment profit	$136	$121	$257
Segment profit margin %	27%	106%

Unallocated expenses (income)
Corporate expenses (3)			$949
Interest income			(27)
Loss before income tax expense			$(665)

	For the Three Months Ended March 31, 2024
	Managed Services	Collaboration Products	Total

Revenue
Video Collaboration	$14	$104	$118
Network Services	503	—	503
Professional and other services	5	—	5
Total revenue	522	104	626

Significant Segment Expenses
Labor and labor-related (1)	32	217	249
Property and office expense (2)	—	28	28
Inventory and inventory-related	—	109	109
Circuit and network cost of revenue	338	—	338
Other non-inventory cost of revenue	—	7	7
Other segment items (2)	—	4	4
Segment profit (loss)	$152	$(261)	$(109)
Segment profit margin %	29%	(251)%

Unallocated expenses (income) (3)
Corporate expenses			$1,031
Stock compensation			31
Interest income			(35)
Loss before income tax expense			$(1,136)

(1)	Includes direct labor costs (including sales and marketing costs), employment taxes, employee benefits, workers’ compensation, and office expenses.
(2)	Other segment items include other income and expenses, net, interest expense, certain professional services, and miscellaneous taxes and fees.
(3)	Represents general and administrative costs, less the amounts allocated to the segments for labor and benefits, general liability insurance, professional services, property taxes, and interest income.

For the three months ended March 31, 2025, and 2024, no material revenue was attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency, and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Domestic	$295	$261
Foreign	327	365
	$622	$626

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Three Months Ended March 31,
		2025	2024
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	81%	82%

Concentration of consolidated accounts receivable was as follows:

		As of March 31,
		2025	2024
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Collaboration Products	—%	73%
Customer B	Collaboration Products	51%	—%
Customer C	Collaboration Products	42%	—%

Note 8 - Commitments and Contingencies

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. As of the date hereof, we are not party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations, or liquidity.

Note 9 - Subsequent Events

On April 17, 2025, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $500,000 of the Company’s Common Stock. Under the Company’s Stock Repurchase Program, repurchases of Common Stock may be funded using the Company’s existing cash balance and/or future cash flows through repurchases made in the open market, in privately negotiated transactions, or pursuant to other means determined by the Company, in each case as permitted by securities laws and other legal requirements. The number of shares purchased under the Stock Repurchase Program and the timing of any purchases may be based on many factors, including the level of the Company’s available cash, general business conditions, and the pricing of the Common Stock. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares, and may be suspended, modified, or terminated at any time. All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. As of the filing of this Report, the Company has not repurchased any shares of Common Stock and has $500,000 remaining under the Stock Repurchase Program.

In April 2025, 165,000 Common Warrants were exercised, at a price of $3.41 per share, for 165,000 shares of Common Stock. The Company received gross and net proceeds of $598,000 and $520,000, respectively.

In April 2025, 52 shares of Series F Preferred Stock, plus accrued dividends of $4,000, were converted into 5,044 shares of the Company’s Common Stock.

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

Mezzanine™ Product Offerings

Our product is called Mezzanine™, a family of turn-key products that enable dynamic and immersive visual collaboration across multi-users, multi-screens, multi-devices, and multi-locations (see further description of Mezzanine™ in Part I, Item 1). Mezzanine™ allows multiple people to share, control, and arrange content simultaneously, from any location, enabling all participants to see the same content in its entirety at the same time in identical formats, resulting in dramatic enhancements to both in-room and virtual videoconference presentations. Applications include video telepresence, laptop and application sharing, whiteboard sharing, and slides. Spatial input allows content to be spread across screens, spanning different walls, scalable to an arbitrary number of displays, and interaction with our proprietary wand device. Mezzanine™ substantially enhances day-to-day virtual meetings with technology that accelerates decision making, improves communication, and increases productivity. Mezzanine™ scales up to support the most immersive and commanding innovation centers; across to link labs, conference spaces, and situation rooms; and down for the smallest work groups. Mezzanine’s digital collaboration platform can be sold as delivered systems in various configurations for small teams to total immersion experiences. The family includes the 200 Series (two display screen), 300 Series (three screen), and 600 Series (six screen). We also sell maintenance and support contracts related to Mezzanine™.

Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Sales of our Mezzanine product have been adversely affected during the last several years by the commercial response to the COVID-19 pandemic and its aftermath. Like many technology companies in recent months, we will continue to monitor and manage our costs relative to demand with the goal of growing the Company’s revenue in the future. To the extent we believe new investments in product development, marketing, or sales are warranted as a result of changes in market demand, we believe additional capital will be required to fund those efforts and our ongoing operations.

Managed Services for Network

We provide our customers with network solutions that ensure reliable, high-quality, and secure traffic of video, data, and internet. Network services are offered to our customers on a subscription basis. Our network services business carries variable costs associated with purchasing and reselling this connectivity.

Managed Services for Video Collaboration

We provide a range of managed services for video collaboration, from automated to orchestrated, to simplify the user experience in an effort to drive adoption of video collaboration throughout our customers’ enterprises. We deliver our services through a hybrid service platform or as a service layer on top of our customers’ video infrastructure. We provide our customers with i) managed videoconferencing, where we set up and manage customer videoconferences, and ii) remote service management, where we provide 24/7 support and management of customer video environments.

Strategy

During the last several years, our Company has experienced declining revenues for both our Mezzanine™ product offerings and our Managed Services. These setbacks have prompted us to undertake a comprehensive review of our strategic direction with the aim of enhancing shareholder value through various means.

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

Our strategy for growth is twofold: (i) we aim to grow organically by expanding our market presence and increasing adoption of our products and services, and (ii) we are actively seeking inorganic growth opportunities through strategic partnerships or acquisitions. Specifically, we are interested in early-stage technology companies that are not just innovating but have also developed minimum viable products (MVPs) that have gained some measure of market acceptance. These companies may complement our existing offerings, but could also open new avenues for expansion by tapping into significant market opportunities.

In our quest to find the right partners or acquisition targets, we are particularly focused on ventures that have demonstrated their ability to innovate and capture early-stage interest of their target markets, indicating a clear path to scalability and a substantial market presence.

However, it’s important to note that while we are committed to this strategic review process, there is no guaranteed outcome. The process of identifying and executing on the right strategic alternative, whether it be a merger, sale, or business combination, is complex and uncertain. We want our shareholders to understand that, despite our best efforts, there is no assurance that this strategic review will culminate in a definitive transaction involving the Company. Our priority remains clear: to explore every avenue that could potentially enhance the value we deliver to our shareholders and ensure the long-term success of our Company.

Oblong’s Results of Operations

Three Months Ended March 31, 2025 (the “2025 First Quarter”) compared to the Three Months Ended March 31, 2024 (the “2024 First Quarter”)

Segment Reporting

The Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the Oblong (formerly Glowpoint) business surrounding managed services for network solutions and video collaboration.

In 2024, we adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. As part of our adoption of ASU 2023-07 and the Chief Operating Decision Maker’s evaluation of segment performance for the 2025 First Quarter and the 2024 First Quarter, we updated certain segment information for 2025 and recast certain prior period segment information from 2024 to conform with our current period segment presentation.

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the 2025 First Quarter and the 2024 First Quarter (in thousands):

	For the Three Months Ended March 31,
	2025	2024	% Change
Revenue
Managed Services	$508	$522	(3)%
Collaboration Products	114	104	10%
Consolidated	622	626	(1)%

Cost of revenues
Managed Services	371	369	1%
Collaboration Products	2	260	(99)%
Consolidated	373	629	(41)%

Gross Margin
Managed Services	137	153	(10)%
Collaboration Products	112	(156)	172%
Consolidated	249	(3)	8400%

Operating expenses
Managed Services (1)	—	—	—%
Collaboration Products (2)	(8)	105	(108)%
Corporate (3)	948	1,076	(12)%
Consolidated	940	1,181	(20)%

Other income (expense), net (4)
Managed Services	(1)	—	(100)%
Collaboration Products	—	—	—%
Corporate	27	48	(44)%
Consolidated	26	48	(46)%
Net loss before taxes	(665)	(1,136)	(41)%
Income tax expense	7	-	100%
Net loss	$(672)	$(1,136)	(41)%

(1)	There were no operating expenses related to our Managed Service segment during the 2025 First Quarter or the 2024 First Quarter.
(2)

Operating expenses related to our Collaboration Products Segment include research and development, sales and marketing, and other miscellaneous expenses. 2025 operating expenses also included a bad debt recovery of $18,000.

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

Revenue. Total revenue decreased 1% in the 2025 First Quarter compared to the 2024 First Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended March 31,
	2025	% of Revenue	2024	% of Revenue
Revenue: Managed Services
Network services	$500	80.4%	$503	80.4%
Video collaboration	6	1.0%	14	2.2%
Professional and other services	2	0.3%	5	0.8%
Total Managed Services revenue	$508	81.7%	$522	83.4%

Revenue: Collaboration Products
Visual collaboration product offerings	114	18.3%	104	16.6%
Total revenue	$622	100.0%	$626	100.0%

Managed Services

•	The slight decrease in revenue for network services is mainly attributable to net customer attrition, given the competitive environment and pressure on pricing in the network services business.

•

The slight decrease in revenue for video collaboration services is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and customer loss to competition.

•	For the 2025 First Quarter, one customer made up 99% of Managed Services revenue. For the 2024 First Quarter, this customer made up 98% of Managed Services revenue.

Collaboration Products

•	The slight increase in revenue for Collaboration Products was mainly attributable to an increase in sales of our Mezzanine™ products.

Cost of Revenue. Cost of revenue includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes, which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of Revenue
Managed Services	$371	$369
Collaboration Products	2	260
Total cost of revenue	$373	$629

The decrease in our consolidated cost of revenue is mainly attributable to lower costs related to our Collaboration Products segment. Our consolidated gross profit as a percentage of revenue was 40% in the 2025 First Quarter compared to a negative consolidated gross profit as a percentage of revenue of 0.5% in the 2024 First Quarter.

Our Managed Services segment recorded a 27% gross profit as a percentage of sales for the 2025 First Quarter compared to 29% in the 2024 First Quarter. This decrease was primarily due to the reallocation of personnel expenses following our reduction in headcount in September 2024.

Our Collaboration Products segment recorded a gross profit as a percentage of sales of 98% for the 2025 First Quarter compared to a negative gross profit as a percentage of sales of 150% in the 2024 First Quarter. This increase was mainly attributable to a decrease in personnel costs in the 2025 First Quarter related to headcount reductions in September 2024 and a reduction in the expense related to our inventory obsolescence reserve of $98,000 in the 2025 First Quarter compared to the 2024 First Quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$3	$50	$(47)	(94)%
Sales and marketing	8	54	(46)	(85)%
General and administrative	929	1,077	(148)	(14)%
Total operating expenses	$940	$1,181	$(241)	(20)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The decrease in research and development expenses for the 2025 First Quarter compared to the 2024 First Quarter is primarily attributable to a decrease in consulting and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the 2025 First Quarter compared to the 2024 First Quarter is primarily attributable to reduced personnel expenses during the 2025 First Quarter related to headcount reductions in September 2024.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and personnel costs in the various corporate support categories, including executive, finance and accounting, legal, human resources, and information technology. The decrease in general and administrative expenses for the 2025 First Quarter compared to the 2024 First Quarter is primarily attributable to reduced personnel expenses related to headcount reductions in September 2024, and reduced stock compensation expense as a result of stock options being fully expensed.

Interest Income, Net. Interest income, net for the 2025 First Quarter and the 2024 First Quarter, is primarily comprised of interest income related to our cash accounts.

Loss from Operations. The decrease in the Company’s loss from operations for the 2025 First Quarter compared to the 2024 First Quarter is mainly attributable to an increase in gross profit and a decrease in operating expenses.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the 2025 First Quarter. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2024  Annual Report.

Liquidity and Capital Resources

As of March 31, 2025, we had $4,316,000 in cash and cash equivalents and working capital of $3,345,000. For the 2025 First Quarter, we incurred a net loss of $672,000, and we used $680,000 of net cash in operating activities.

Financing activities provided $31,000 of net cash for the 2025 First Quarter, consisting of net proceeds from warrant exercises.

In April 2025, 165,000 Common Warrants were exercised, at a price of $3.41 per share, for 165,000 shares of Common Stock. The Company received gross and net proceeds of $598,000 and $520,000, respectively.

We believe our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements into the fourth quarter of 2026. In the long term, we believe additional capital will be required to fund operations and provide growth capital, including our pursuit of potential strategic alternatives and investments in technology, product development, and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital from the exercise of outstanding common and/or preferred warrants, and/or in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions, and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2024 Annual Report. Except as set forth below, there have been no material changes to these risks during the nine months ended March 31, 2025. The risks described in the 2024 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the three months ended March 31, 2025, one major customer accounted for 81% of the Company’s total consolidated revenue. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside our control, such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a depository institution’s failure to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

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

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with Listing Rule 5810(c)(3)(A), Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain our listing, even if we regain compliance with Listing Rule 5810(c)(3)(A) as a result of any reverse stock split. In addition, under Nasdaq Listing Rule 5810(c)(3)(A)(iv), if a company’s securities again fail to meet the Bid Price Rule and the company has effected a reverse stock split within the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, the company will not be eligible for an automatic 180-day grace compliance period. Instead, the Nasdaq Listing Qualifications Department will immediately issue a delisting determination, unless the company timely appeals the decision to a Hearings Panel. Because we effected a 1-for-40 reverse stock split on August 23, 2024, if we were to fall out of compliance with the Bid Price Rule prior to August 23, 2025, we would not be eligible for an automatic compliance period and would immediately be issued a delisting determination, subject to our right of timely appeal.

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
3.1

Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024, and incorporated herein by reference).

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

4.10	Form of Common Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.11	Form of Preferred Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
10.1	Amendment to Waiver, dated as of September 13, 2024, by and among Oblong, Inc. and the investors named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2024, and incorporated herein by reference).
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBLONG, INC.

May 13, 2025	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

May 13, 2025	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)