Form 10-Q
period 2025-06-30
Oblong, Inc.
filed 2025-08-14
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 12, 2025, was 2,350,307.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2024, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2025, as well as under “Part II. Item 1A. Risk Factors” in this report. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: the Company's plans to explore partnerships within the Bittensor ecosystem to potentially develop technology offerings, demand for our product offerings, future revenues, expenses, capital expenditures and cash flows; our ability to fund operations and continue as a going concern; our liquidity projection; expectations regarding adjustments to our cost of revenue and other operating expenses; the future exercise of warrants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about the ongoing performance of our Managed Services business; statements relating to market need and evolution of the industry, our solutions and our service platforms; and the adequacy of our internal controls. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to raise capital in one or more debt and/or equity offerings in order to fund operations or any growth initiatives, and our ability to continue as a going concern;
•

the impact of conversions of our Series F Preferred Stock to Common Stock, exercises of the Series F Preferred Stock warrants and Common Warrants, Pre-Funded Warrants, and sales of the underlying conversion shares;

•	the rewards and costs of staking transactions on blockchains;
•	fluctuations in the price of our digital assets;
•	potential decreases in the value of our digital assets and rewards;
•	risks related to the loss or theft of private withdrawal keys resulting in the complete loss of digital assets and rewards;
•	customer demand and renewal rates for our collaboration products and services and network services;
•	the ongoing performance of our Managed Services business;
•	our ability to maintain and protect our proprietary rights;
•	actions by our competitors, including price reductions for their competitive services;
•	our ability to grow revenue;
•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;
•	increases in material, labor, or other manufacturing-related costs;
•	our ability to attract and retain highly skilled personnel;
•	our reliance on open-source software and technology;
•	use of cash related to potential repurchases under our Stock Repurchase Program;
•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and
•	our management’s ability to execute its plans, strategies, and objectives for future operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares, par value, and stated value)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,795	$4,965
Digital assets	1,683	—
Accounts receivable, net	15	186
Prepaid expenses and other current assets	566	118
Total current assets	13,059	5,269
Other assets	5	6
Total assets	$13,064	$5,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122	$105
Accrued expenses and other current liabilities	1,659	1,131
Deferred revenue	31	36
Total current liabilities	1,812	1,272
Total liabilities	1,812	1,272
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock Series F, convertible; $0.0001 par value; $390,000 stated value; 5,000,000 shares authorized, 355 and 545 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized, 1,594,953 and 1,594,764 shares issued and outstanding as of June 30, 2025, respectively, and 1,144,926 and 1,144,737 shares issued and outstanding as of December 31, 2024, respectively	—	—
Treasury Stock, 189 common shares	(181)	(181)
Additional paid-in capital	244,984	236,458
Accumulated deficit	(233,551)	(232,274)
Total stockholders’ equity	11,252	4,003
Total liabilities and stockholders’ equity	$13,064	$5,275

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$592	$611	$1,214	$1,237
Cost of revenue	364	491	737	1,120
Gross profit	228	120	477	117

Operating expenses:
Research and development	3	65	6	115
Sales and marketing	6	57	14	111
General and administrative	902	1,016	1,831	2,093
Total operating expenses	911	1,138	1,851	2,319
Operating loss	(683)	(1,018)	(1,374)	(2,202)
Other income, net
Interest income, net	47	44	73	92
Unrealized gain on digital assets	31	—	31	—
Total other income, net	78	44	104	92
Loss before income taxes	(605)	(974)	(1,270)	(2,110)
Income tax expense	—	9	7	9
Net loss	(605)	(983)	(1,277)	(2,119)
Preferred stock dividends	13	20	25	64
Net loss attributable to common stockholders	$(618)	$(1,003)	$(1,302)	$(2,183)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.38)	$(1.38)	$(0.86)	$(3.32)
Weighted-average number of shares of common stock:
Basic and diluted	1,613,483	728,601	1,514,829	656,602

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2025

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2024	545	$—	1,144,926	$—	189	$(181)	$236,458	$(232,274)	$4,003
Net loss	—	—	—	—	—	—	—	(672)	(672)
Common warrant exercise, net of fees	—	—	10,000	—	—	—	31	—	31
Series F Preferred Stock dividends	—	—	—	—	—	—	(12)	—	(12)
Balance on March 31, 2025	545	—	1,154,926	—	189	(181)	236,477	(232,946)	3,350
Net loss	—	—	—	—	—	—	—	(605)	(605)
Proceeds from Private Placement, net of fees	—	—	—	—	—	—	6,925	—	6,925
Advisor warrant issuance	—	—	—	—	—	—	335	—	335
Common warrant exercise, net of fees	—	—	394,864	—	—	—	1,241	—	1,241
Series F Preferred Stock conversions	(190)	—	45,163	—	—	—	19	—	19
Series F Preferred Stock dividends	—	—	—	—	—	—	(13)	—	(13)
Balance on June 30, 2025	355	—	1,594,953	—	189	(181)	244,984	(233,551)	11,252

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2024

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2023	1,930	$—	573,644	$—	189	$(181)	$233,913	$(228,231)	$5,501
Net loss	—	—	—	—	—	—	—	(1,136)	(1,136)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Series F Preferred Stock conversions	(922)	—	90,056	—	—	—	82	—	82
Series F Preferred Stock dividends	—	—	—	—	—	—	(44)	—	(44)
Balance on March 31, 2024	1,008	—	663,700	—	189	(181)	233,982	(229,367)	4,434
Net loss	—	—	—	—	—	—	—	(983)	(983)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Preferred warrant exercise, net of fees	1,648	—	—	—	—	—	1,478	—	1,478
Series F Preferred Stock conversions	(2,111)	—	198,912	—	—	—	112	—	112
Series F Preferred Stock dividends	—	—	—	—	—	—	(20)	—	(20)
Balance on June 30, 2024	545	$—	862,612	$—	189	$(181)	$235,583	$(230,350)	$5,052

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,277)	$(2,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recovery	(18)	—
Non-cash lease expense from right-of-use asset	—	17
Stock-based compensation	—	62
Non-cash revenue from digital assets	(2)	—
Unrealized gain on digital assets	(31)	—
Changes in operating assets and liabilities:
Accounts receivable	190	393
Inventory	—	151
Prepaid expenses and other current assets	(114)	(74)
Other assets	1	1
Accounts payable	17	(100)
Accrued expenses and other current liabilities	522	151
Deferred revenue	(5)	(75)
Lease liabilities	—	(17)
Net cash used in operating activities	(717)	(1,610)
Cash flows from investing activities:
Purchases of digital assets	(1,650)	—
Net cash used in investing activities	(1,650)	—
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs	6,925	—
Proceeds from exercise of common stock warrants, net of costs	1,272	—
Proceeds from exercise of preferred stock warrants, net of costs	—	1,478
Net cash provided by financing activities	8,197	1,478
Increase (decrease) in cash	5,830	(132)
Cash and cash equivalents at beginning of period	4,965	5,990
Cash and cash equivalents at end of period	$10,795	$5,858

Supplemental disclosures of cash flow information:

Reconciliation of cash and cash equivalents
Cash	$10,295	$5,358
Current certificates of deposit	$500	$500
Total cash and cash equivalents	$10,795	$5,858

Cash paid during the period for interest	$1	$5

Non-cash investing and financing activities:
Common warrant issuance	$335	$—
Series F Preferred Stock conversion	$19	$194
Series F Preferred Stock dividends	$25	$64

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000.

Oblong is building a robust cryptocurrency treasury focused on decentralized artificial intelligence ("AI") and the acquisition of $TAO, the native cryptocurrency of Bittensor, a decentralized blockchain network for machine learning and AI. The Company also provides innovative video collaboration and network solutions, centered around our patented Mezzanine™ product line and managed services. In conjunction with Company's June 2025 private placement (see Note 5 - Capital Stock for further detail), the Company has started to migrate its product focus from Mezzanine™ and related services to the AI and digital assets market.

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

On August 23, 2024, the Company effected a 1-for-40 reverse stock split (the “Reverse Split”) for its common stock, par value $0.0001 (the "Common Stock"). All Common Stock share and per share data throughout these Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the Reverse Split.

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

Cash and Cash Equivalents

As of June 30, 2025, our total cash balance of $10,795,000 is available. Of this balance, $500,000 was held in short-term certificates of deposit with MidFirst Bank. As of December 31, 2024, our total cash balance of $4,965,000 was available, with $500,000 held in short-term certificates of deposit with MidFirst Bank. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Segments

The Company currently operates in two segments: (1) “Collaboration Products,” which represents the business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the business surrounding managed services for video collaboration and network solutions. The Company has included its digital asset operations in its non-segmented corporate activities.  See Note 8 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the estimated credit losses, the inputs used in the fair value of equity-based awards, and the fair value of digital assets.

Significant Accounting Policies

The significant accounting policies used in the preparation of these Condensed Consolidated Financial Statements are disclosed in our 2024 Annual Report, and, except as discussed below regarding the Company's digital assets, there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2025.

Digital Assets

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"). ASU 2023-08 requires in-scope digital assets (including the Company's digital asset holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such digital assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company has adopted this guidance during the three months ended June 30, 2025.

Fair Value Measurement

The Company accounts for the fair value measurement of its digital assets in accordance with FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. Market participants are considered to be independent, knowledgeable, and willing and able to transact. It requires the Company to assume that its digital assets are sold in their principal market, or in the absence of a principal market, the most advantageous market. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
•	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•	Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date

This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. Due to the availability of unadjusted quoted prices in active markets, the Company has determined that its digital assets are Level 1.

The unrealized gains and losses resulting from remeasurement of digital assets are recorded in other income on the Condensed Consolidated Statement of Operations. The Company recorded an unrealized gain of $31,000 for the three and six months ended June 30, 2025.

BitGo secures the Company's digital assets in regulated, insured, cold storage with BitGo Trust Company, Inc., and facilitates the Company's acquisitions of $TAO through its affiliated platforms. BitGo serves as the principal market for the Company's digital assets. The fair value of digital assets is primarily determined based on pricing data obtained from BitGo.

Accounting for Digital Assets

Fair Market Value

Digital assets are measured at their fair market values using the last close price of the day in the UTC time zone at each reporting period end on the balance sheet. The Company's digital assets are presented as current assets. The majority of the Company's digital assets are staked with no lock-up period, and are considered current assets in accordance with ASC 210-10-20, Balance Sheet, due to the Company's ability to sell them in a liquid marketplace and with a reasonable expectation that they will be realized in cash during the normal operating cycle of our business to support operations if needed.

Cost Basis

The cost basis of the Company's digital assets is measured at fair value based on the spot price at the time of receipt if obtained through staking rewards, or the purchase price if obtained by cash, consistent with the applicable guidance under ASC 350-60. The Company has elected to adopt the First-In, First-Out ("FIFO") method for determining the cost basis of digital assets disposed of. The method assumes that the assets that were acquired first are disposed of first. Realized gains and losses from the disposal of digital assets are included in other income in the Condensed Consolidated Statements of Operations. The Company had no realized gains or losses from the disposal of digital assets for the three and six months ended June 30, 2025, and 2024.

Revenue Recognition - Digital Assets

The Company had staked $1,683,000 of digital assets as of June 30, 2025. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the respective blockchains. As of June 30, 2025, all staked digital assets could be unbonded immediately. The blockchain rewards generated from proprietary staking activities for the three and six months ended June 30, 2025, were $2,000. The Company stakes its $TAO directly from qualified custody with BitGo Trust, enabling a yield generation while maintaining the highest standards of security and regulatory compliance. As of June 30, 2025, the Company's staked assets have immediate terms, meaning there is no lock-up period upon the asset being un-staked.

In exchange for staking the crypto assets on blockchain networks, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. This award is remitted in the native token of the validator node and is referred to as a staking reward. The Company’s staking reward received from delegating to a third-party validator node is proportionate to the digital assets staked by the Company compared to the total digital assets staked by all delegators to that node at that time. Token rewards earned from staking are calculated and distributed directly to Oblong's digital wallets by the blockchain networks as part of their consensus mechanisms.

The Company considers the provision of validating blockchain transactions an output of the Company’s ordinary activities, providing a service to the blockchain network, and accounts for the staking rewards under ASC 606. Each separate validation under a smart contract with a network represents a performance obligation. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, the fair value of the staking reward is recognized and recorded as revenue. Once the Company has acquired the reward, the tokens are added to our digital asset holdings, and their fair value is accounted for in accordance with ASC 820.

The following table identifies the digital assets earned from staking activities:

	For the Three and Six Months Ended June 30,
	2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
$TAO	6.57	$2,000	—	$—

Cost of Revenue

The Company’s cost of revenues related to its digital asset staking are primarily advisory fees incurred for the processing of the staking transactions and fees for BitGo (our cryptocurrency exchange). These costs are directly related to the production of digital asset staking revenues. For three and six months ended June 30, 2025, the cost associated with the revenue recorded from digital asset staking is immaterial.

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

Note 2 - Digital Assets

The Company accounts for its digital assets, which are comprised solely of $TAO tokens, as indefinite-lived intangible assets in accordance with ASC 350. The Company’s digital assets are initially recorded at cost and are measured at fair value as of each reporting period. $TAO tokens are available as partial tokens. The Company shows its token holdings rounded to the nearest one-hundredth of a token.

The following table summarizes the Company's digital asset holdings as of June 30, 2025:

Asset	Tokens	Cost	Fair Market Value	Unrealized Gain
Staked $TAO	5,031.28	$1,652,000	$1,683,000	$31,000
Un-staked $TAO	*	$—	$—	$—
	5,031.28	$1,652,000	$1,683,000	$31,000

*Less than 0.01 tokens.

The following table summarizes the Company's digital asset activity for the three and six months ended June 30, 2025, and the fair value is presented as of June 30, 2025:

	$TAO Tokens	$USD Fair Value
Digital asset balance on March 31, 2025	—	$—
$TAO Token Purchases	5,024.71	1,650,000
$TAO Staking Rewards	6.57	2,000
Unrealized Gains on Fair Value Remeasurement	—	31,000
Digital asset balance on June 30, 2025	5,031.28	$1,683,000

The Company recorded unrealized gains of $31,000 in its Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025.

Subsequent to June 30, 2025, the Company purchased and staked more $TAO tokens.  Please see Note 10 - Subsequent Events for further detail.

Note 3 - Liquidity

As of June 30, 2025, we had $10,795,000 in cash and cash equivalents and working capital of $11,247,000. For the six months ended June 30, 2025, we incurred a net loss of $1,277,000, financing activities provided $8,197,000 in net cash, and we used net cash of $717,000 in operating activities and $1,650,000 in investing activities.

We believe our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements for at least the next twelve months from the date of this Report.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Compensation costs	$816	$560
Customer deposits	105	77
Professional fees	89	86
Financing costs	150	—
Taxes and regulatory fees	290	201
Accrued rent	170	170
Accrued dividends on Series F Preferred Stock	35	29
Other accrued expenses and liabilities	4	8
Accrued expenses and other liabilities	$1,659	$1,131

As of June 30, 2025, and December 31, 2024, our Managed Services segment had accrued expenses and other current liabilities of $43,000 and $18,000, respectively. These expenses consisted primarily of accrued compensation expense and taxes and regulatory fees. The increase was primarily related to higher accrued compensation expense due to the timing of payroll for the period.

As of June 30, 2025, and December 31, 2024, accrued expenses and other current liabilities for our Collaboration Products segment were $280,000 and $252,000, respectively. These amounts primarily consist of rent expenses and customer deposits. The increase is related to higher customer deposits.

Unallocated accrued expenses were $1,336,000 and $861,000 as of June 30, 2025, and December 31, 2024, respectively. Unallocated accrued expenses consisted primarily of compensation expenses, professional service expenses, accrued dividends, and corporate franchise taxes. The increase was primarily related to higher accruals for compensation expense, corporate franchise tax, and financing costs.

Note 5 - Capital Stock

Common Stock

The Company’s Common Stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “OBLG.” As of June 30, 2025, we had 150,000,000 shares of our Common Stock authorized, with 1,594,953 and 1,594,764 shares issued and outstanding, respectively.

On August 23, 2024, the Company effected the Reverse Split. The Company’s shares of Common Stock began trading on a split-adjusted basis at the commencement of trading on August 26, 2024. Upon effectiveness, every 40 shares of Common Stock were converted into 1 share of Common Stock. The number of authorized shares and the par value of each share remained unchanged. No fractional shares were issued as a result of the Reverse Split, and any fractional shares that would have otherwise resulted from the Reverse Split were rounded up to the nearest whole share.

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

During the three and six months ended June 30, 2025, 394,864 and 404,864 shares of the Company’s Common Stock were issued related to the exercise of 394,864 and 404,864 Common Warrants, respectively. There were no Common Warrant exercises during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2025, 45,163 shares of the Company's Common Stock were issued related to the conversion of 190 shares of Series F Preferred Stock, plus accrued dividends of approximately $19,000. During the three and six months ended June 30, 2024, 198,894 and 288,947 shares of the Company’s Common Stock were issued related to the conversion of 2,111 and 3,033 shares of Series F Preferred Stock, plus accrued dividends of approximately $110,000 and $194,000, respectively. See Note 6 - Preferred Stock for further details. Subsequent to the date of this report, shares of Common Stock were issued related to conversions of Series F Preferred Stock and the exercise of Common Warrants. Please see Note 10 - Subsequent Events for further detail.

Common Stock activity for the year ended December 31, 2024, and six months ended June 30, 2025, is presented below.

Issued Shares as of December 31, 2023	573,644
Issuances from Preferred Stock conversions	282,335
Issuances related to Common Warrant exercises	288,947
Issued Shares as of December 31, 2024	1,144,926
Issuances from Common Warrant exercises	404,864
Issuances from Preferred Stock conversions	45,163
Issued Shares as of June 30, 2025	1,594,953
Less Treasury Shares:	(189)
Outstanding Shares as of June 30, 2025	1,594,764

Common Stock Warrants and 2023 Placement Agent Warrants

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “2023 Private Placement”) (i) 6,550 shares of our newly designated Series F Preferred Stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (the “Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants” and with the Preferred Warrants the “Investor Warrants”) to acquire up to 95,764 shares of Common Stock. Please refer to Note 6 - Preferred Stock for further discussion on the Series F Preferred Stock and Preferred Warrants.

In connection with the 2023 Private Placement, pursuant to an engagement letter dated March 30, 2023 (the “2023 Engagement Letter”), between the Company and Dawson James Securities, Inc. (the “Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the Private Placement, and (ii) grant to the Placement Agent warrants (the “2023 Placement Agent Warrants”) to purchase 7,663 shares of Common Stock.

On March 31, 2023, the Company issued the Common Warrants and the 2023 Placement Agent Warrants to purchase an aggregate of 103,427 shares of the Company’s Common Stock. The Common Warrants and 2023 Placement Agent Warrants have a term of 5 years, commencing six months and one day from the date of issuance, and were initially exercisable for $68.40 per share. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination, recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment, on a full ratchet basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price for the Common Warrants (subject to certain exceptions). The Common Warrants and 2023 Placement Agent Warrants are exercisable for cash, provided that if there is no effective registration statement permitting the resale of the common shares, they may be exercised on a cashless basis. Exercise of the Common Warrants and Placement Agent Warrants is subject to certain limitations, including a 4.99% beneficial ownership limitation.

On October 6, 2023, the Company and the Investors holding a majority of the outstanding shares of the Preferred Stock agreed to waive any and all provisions, terms, covenants and obligations in the Certificate of Designations or Common Warrants to the extent such provisions permit the conversion or exercise of the Preferred Stock and the Common Warrants, respectively, to occur at a price below $11.17 (the “Waiver”). Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $11.17 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). On September 13, 2024, the Company and the Investors agreed to amend the waiver to remove the minimum price restriction on the exercise of Common Warrants.

During the year ended December 31, 2024, 24,104 Common Warrants were issued in accordance with the exercise provisions of the Preferred Warrants. See Note 6 - Preferred Stock for additional details on the exercises of the Preferred Warrants. These Common Warrants were exercisable at an initial exercise price of $68.40 and have a term of five years.

Pursuant to Sections 2(a) and 2(c) of the Common Warrants (the “Make Whole Provision”), as a result of the Reverse Split, the exercise price of the Common Warrants and 2023 Placement Agent Warrants were adjusted to $3.41 per share, and the number of Common Warrant shares that may be purchased upon exercise of the Common Warrants and the 2023 Placement Agent Warrants were increased proportionately, so that after the exercise price adjustment the aggregate exercise price payable hereunder for the adjusted number of Common Warrant Shares was the same as the aggregate exercise price in effect immediately prior to the exercise price adjustment. These adjustments resulted in an aggregate of 2,401,047 Common Warrants and 153,470 2023 Placement Agent Warrants remaining outstanding following the Reverse Split. The additional warrants created by the Make Whole Provision resulted in an aggregate deemed dividend of $8,974,000, which reduced the net income available to common shareholders during the year ended December 31, 2024. Details of the Make Whole Provision transactions are presented below:

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

During the three and six months ended June 30, 2025, 394,864 and 404,864 Common Warrants were exercised at a price of $3.41 per share for 394,864 and 404,864 shares of Common Stock, respectively. The Company received gross proceeds of $1,348,000 and $1,382,000, respectively, and net proceeds of $1,241,000 and $1,272,000, respectively. No Common Warrants were exercised during the three months ended June 30, 2024. Subsequent to the date of this Report there were exercises of Common Warrants. There were also exercises of Series F Preferred Warrants resulting in the issuance of Common Warrants. Please see Note 10 - Subsequent Events for further detail.

One of our directors, Jonathan Schechter, is currently a partner at The Special Equities Group (“SEG”), a division of Dawson James Securities, Inc. (“Dawson James”). In March 2023, prior to Mr. Schechter’s appointment to our board in May 2023 and pursuant to our 2023 Engagement Letter, Dawson James acted as placement agent in connection with our March 30, 2023 Purchase Agreement. During the three and six months ended June 30, 2025, pursuant to the terms of the 2023 Placement Agent Agreement, we paid Dawson James a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the Common Stock Warrants. The fees were $108,000 and $110,000, respectively. Mr. Schechter did not receive any of the fees paid.

2025 Private Placement and Pre-Funded Warrants

On June 6, 2025, we entered into a securities purchase agreement, dated as of June 5, 2025 (the “2025 Securities Purchase Agreement”), with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “2025 Private Placement”), pre-funded warrants to acquire up to 1,989,392 shares of our Common Stock (the “Pre-Funded Warrants") in exchange for gross proceeds of approximately $7.5 million. Net proceeds to the Company were approximately $6,928,000, after deducting placement agent fees of $375,000 and other offering expenses of $197,000 payable by the Company. As of June 30, 2025, no Pre-Funded Warrants have been exercised.

The exercise price upon exercise of each Pre-Funded Warrant is $0.0001 per share of Common Stock, with an aggregate exercise price of $3.77 per share of Common Stock, of which $3.7699 per share of Common Stock was paid by the holders at the closing on June 10, 2025. The exercise price of the Pre-Funded Warrants is subject to appropriate adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, cash distributions, reclassifications, exchanges, combinations or substitutions affecting our Common Stock. In lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holders of Pre-Funded Warrants may elect instead to receive upon such exercise the net number of shares of Common Stock determined according to a formula set forth in the Pre-Funded Warrants.

The Pre-Funded Warrants are exercisable immediately upon issuance, subject to the conditions and limitations on exercise set forth in each Pre-Funded Warrant. A holder of the Pre-Funded Warrants may not exercise any portion of such holder’s Pre-Funded Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

Pursuant to the 2025 Private Placement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock underlying the Pre-Funded Warrants no later than 15 days after the date of the Purchase Agreement, and to use commercially reasonable efforts to have the registration statement declared effective within 60 days following the date of the Purchase Agreement (or 90 days following the date of the Purchase Agreement in the event of a “full review” by the SEC). The Company filed the registration statement on June 20, 2025, and it was made effective August 1, 2025.

The Private Placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Investors has represented to the Company that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Pre-Funded Warrants are being offered without any general solicitation by the Company or its representatives.

Subject to applicable laws and the restriction on transfer set forth in the Pre-Funded Warrants, the Pre-Funded Warrants may be transferred. Upon the consummation of a fundamental transaction (as described in the Pre-Funded Warrants, and generally including any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition of all or substantially all of our assets, our consolidation or merger with or into another person in which we are not the surviving entity, the acquisition of more than 50% of our outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power of our outstanding common stock), a holder of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the same kind and amount of securities, cash or other property that such holder would have received had they exercised the Pre-Funded Warrants immediately prior to such fundamental transaction, without regard to any limitations on exercise contained in the Pre-Funded Warrants. Except for the right to participate in certain dividends and distributions and as otherwise provided in the Pre-Funded Warrants or by virtue of a holder’s ownership of our Common Stock, the holders of the Pre-Funded Warrants do not have the rights or privileges of holders of our Common Stock, including any voting rights, until they exercise their Pre-Funded Warrants. No term of the Pre-Funded Warrants may be amended or waived without the written consent of the holder of such Pre-Funded Warrants.

Subsequent to June 30, 2025, there were exercises of Pre-Funded Warrants.  Please see Note 10 - Subsequent Events for further detail.

2025 Placement Agent Warrants

Dawson James again served as the Company’s exclusive Placement Agent in connection with the 2025 Private Placement, pursuant to that engagement letter, dated as of June 4, 2025, as amended, between the Company and Placement Agent (the “2025 Engagement Letter”). Pursuant to the 2025 Engagement Letter, the Company paid the Placement Agent (i) a total cash fee equal to 5% of the aggregate gross proceeds raised in the 2025 Private Placement and (ii) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. In addition, the Company issued to the Placement Agent or its designees warrants (the “2025 Placement Agent Warrants”) to purchase up to an aggregate of 99,470 shares of Common Stock. The Placement Agent Warrants are exercisable immediately upon issuance. The terms of the Placement Agent Warrants are substantially the same as those of the Pre-Funded Warrants, except that the Placement Agent Warrants will expire on June 10, 2030, are initially exercisable at a price of $4.7125 per share of Common Stock, may only be exercised a cashless basis if there is no effective registration statement registering the underlying shares, and in the event of a Fundamental Transaction as defined in the Placement Agent Warrants, warrant holders may require the company to purchase the remaining unexercised portion of a Placement Agent Warrant for an amount equal to the Black-Scholes Value of that portion, as of the date of the Fundamental Transaction, unless the Fundamental Transaction is not within the Company’s control, as described in the Placement Agent Warrants. There is no established public trading market for the Placement Agent Warrants, and we do not intend to list the Placement Agent Warrants on any national securities exchange or nationally recognized trading system

The 2025 Placement Agent Warrants were issued on June 10, 2025, and as of June 30, 2025, no 2025 Placement Agent Warrants have been exercised.

As discussed above, one of our directors is currently a partner at SEG, a division of Dawson James. During the three and six months ended June 30, 2025, pursuant to the terms of the 2025 Placement Agent Agreement, we paid Dawson James a cash fee equal to $375,000 (or 5% of the aggregate gross proceeds raised from the 2025 Private Placement), and $50,000 in fee and expenses. Mr. Schechter did not receive any of the fee paid, nor were any of the 2025 Placement Agent Warrants issued to him.

Advisor Warrants

On June 5, 2025, the Company issued warrants to acquire up to 100,000 shares of our Common Stock (the "Advisor Warrants") to Brandon Sofer, our advisory agent (in such capacity, the "Advisory Agent") in connection with the Advisory Agent's provision of certain treasury advisory services. The terms of the Advisor Warrants are identical to those of the Placement Agent Warrants, except that the Advisor Warrants will expire on June 5, 2028, are initially exercisable in part beginning on July 7, 2025 at a price of $3.77 per share of Common Stock, and will vest in equal installments at a rate of 1/12th (8.33%) per month, beginning on the thirty day anniversary of the issue date, for twelve month. As of June 30, 2025, none of the Advisor Warrants had vested. Subsequent to the date of this Report, two installments of vesting have occurred. Please see Note 10 - Subsequent Events for further detail.

Outstanding warrants for the Company's Common Stock, as of June 30, 2025, are as follows:

Issue Date and Description	Warrants Outstanding	Exercise Price (1)	Expiration Date

Q1 2023 - Common Warrants and 2023 Placement Agent Warrants	1,464,309	$3.41	Q3 2028
Q2 2024 - Common Warrants	403,030	$3.41	Q4 2029
Q2 2025 - Pre-Funded Warrants	1,989,392	$0.0001	Q2 2030
Q2 2025 - Advisor Warrants	100,000	$3.77	Q2 2028
Q2 2025 - 2025 Placement Agent Warrants	99,470	$4.71	Q2 2030
	4,056,201	$1.78

Common warrant activity for the year ended December 31, 2024, and the six months ended June 30, 2025, is presented below.

	Outstanding and Exercisable
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2023	103,453	$69.03
Granted	24,104	$68.40
Make Whole Provision	2,426,986	$3.41
Exercised	(282,314)	$3.41
Expired	(26)	$2,575.38
Warrants outstanding and exercisable, December 31, 2024	2,272,203	$3.41
Granted	2,188,862	$3.81
Exercised	(404,864)	$3.41
Warrants outstanding and exercisable, June 30, 2025	4,056,201	$1.78

Treasury Shares

The Company maintains treasury stock for the Common Stock shares repurchased when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the three and six months ended June 30, 2025, or the year ended December 31, 2024.

Note 6 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of June 30, 2025, we had 1,983,250 designated shares of preferred stock and 355 shares of preferred stock issued and outstanding.

Series F Preferred Stock

The terms of the Series F Preferred Stock are as set forth in the Certificate of Designations of Series F Preferred Stock of Oblong, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The 2023 Private Placement closed on March 31, 2023, in exchange for gross and net proceeds of $6,386,000 and $5,364,000, respectively. The financing fees associated with the Purchase Agreement were $1,022,000.

The shares of Series F Preferred Stock are convertible into fully paid and non-assessable shares of the Company’s Common Stock at the election of the holder at any time at an initial conversion price of $68.40 (the “Conversion Price”). The holders of the Series F Preferred Stock may also elect to convert their shares at an alternative conversion price equal to the lower of (i) 80% of the applicable Conversion Price as in effect on the date of the conversion, (ii) 80% of the closing price on the trading day immediately preceding the delivery of the conversion notice, and (iii) the greater of (a) the Floor Price (as defined in the Certificate of Designations) and (b) the quotient of (x) the sum of the five lowest Closing Bid Prices (as defined in the Certificate of Designations) for trading days in the 30 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable Conversion Notice, divided by (y) five. The Conversion Price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment, on a full ratchet basis, in the event of any issuances of our common stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

On October 6, 2023, the Company and Investors holding a majority of the outstanding shares of the Series F Preferred Stock agreed to waive any and all provisions, terms, covenants and obligations in the Certificate of Designations to the extent such provisions permit the conversion or exercise of the Series F Preferred Stock to occur at a price below $11.17. Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $11.17 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).

Following the 2025 Private Placement, in accordance with the terms of the Certificate of Designations, the Conversion Price was adjusted to $3.77 per share.

Under the Certificate of Designations, shares of the Series F Preferred Stock have an initial stated value of $1,000 per share (the “Stated Value”). The holders of Series F Preferred Shares are entitled to dividends of 9% per annum, which will be payable in arrears quarterly. Accrued dividends may be paid, at our option, in cash, and if not paid, shall increase the stated value of the Series F Preferred Stock. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series F Preferred Stock will accrue dividends at the rate of 20% per annum (the “Default Rate”). Shares of Series F Preferred Stock have no voting rights, other than with respect to certain matters affecting the rights of the Series F Preferred Stock. On matters with respect to which the holders of the Series F Preferred Stock have a right to vote, holders of the Series F Preferred Stock will have voting rights on an as-converted basis.

Our ability to settle conversions is subject to certain limitations set forth in the Certificate of Designations. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of the Series F Preferred Stock.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, (i) the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Registration Rights Agreement, (ii) the failure to pay any amounts due to the holders of the Series F Preferred Stock when due, and (iii) if Peter Holst ceases to be the chief executive officer of the Company other than because of his death, and a qualified replacement, reasonably acceptable to a majority of the holders of the Series F Preferred Stock, is not appointed within thirty (30) business days. In connection with a Triggering Event, the Default Rate is triggered. We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), maintenance of properties and the transfer of assets, among other matters.

During the three and six months ended June 30, 2024, 2,111 and 3,033 shares of Series F Preferred Stock, plus accrued dividends of $110,000 and $194,000, were converted into 198,894 and 288,947 shares of the Company’s Common Stock, respectively. During the three and six months ended June 30, 2025, 190 shares of Series F Preferred Stock, plus accrued dividends of $19,000 were converted into 45,163 shares of the Company's Common Stock. As of June 30, 2025, there were 355 shares of Series F Preferred Stock outstanding and accrued dividends of $35,000 as of June 30, 2025. Subsequent to the date of this Report, additional Series F Preferred Stock were converted. Please see Note 10 - Subsequent Events for further detail.

Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred Stock Shares	Preferred Stock Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
December 31, 2023 Balance	1,930	$136,000	$13.60	352,624
2024 Issuances	1,648	—		—
2024 Accrued Dividends	—	89,000		—
2024 Conversions	(3,033)	(196,000)	$11.20	288,947
December 31, 2024 Balance	545	29,000	$11.17	641,571
2025 Accrued Dividends	—	25,000		—
2025 Conversions	(190)	(19,000)	$3.77	45,163
June 30, 2025 Balance	355	$35,000	$3.77	686,734

Series F Preferred Stock Warrants

The Preferred Warrants are exercisable for Series F Preferred Stock at an exercise price of $975. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalizations, or other similar transactions involving the Common Stock. The Preferred Warrants expire three years from the date of issuance and are exercisable for cash. For each Preferred Warrant exercised, the Investors shall receive Common Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock the Investors would receive if the Series F Preferred Shares issuable upon exercise of such Warrant were converted at the applicable Conversion Price. The fair value of the Preferred Warrants was recorded within additional paid-in capital upon issuance.

During the six months ended June 30, 2025, no Preferred Warrants were exercised. During the six months ended June 30, 2024 1,648 Preferred Warrants were exercised into 1,648 shares of Series F Preferred Stock for gross and net proceeds of $1,607,000 and $1,478,000, respectively. As of June 30, 2025, 31,102 Preferred Warrants remained outstanding. Subsequent to the date of this Report, Preferred Warrants were exercised. Please see Note 10 - Subsequent Events for further detail.

As discussed in Note 6 - Capital Stock, one of our directors is currently a partner at SEG, a division of Dawson James. During the three and six months ended June 30, 2024, pursuant to the terms of the 2023 Placement Agent Agreement, we paid Dawson James a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the Preferred Stock Warrants. The fee was $129,000. Mr. Schechter did not receive any of the fee paid.

Note 7 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested Restricted Stock.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, warrants, and unvested Restricted Stock, to the extent they are dilutive. For the three and six months ended June 30, 2025, and 2024, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(605)	$(983)	$(1,277)	$(2,119)
Less: preferred stock dividends	13	20	25	64
Net loss attributable to common stockholders	$(618)	$(1,003)	$(1,302)	$(2,183)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	1,613,483	728,601	1,514,829	656,602
Basic and diluted net loss per share	$(0.38)	$(1.38)	$(0.86)	$(3.32)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	As of June 30,
	2025	2024
Outstanding stock options	—	250
Common stock issuable upon conversion of Series F Preferred Stock (1)	103,578	49,125
Common stock issuable upon conversion of Series F Preferred Warrants (2)	8,249,867	2,784,922
Common stock issuable upon conversion of Common Stock Warrants	2,066,809	2,554,536

(1)	Calculation assumes conversion of the stated value and accrued dividends of the Series F Preferred Stock into Common Stock at an exercise price of $3.77.
(2)

Calculation assumes exercise of the Series F Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at an exercise price of $3.77.

Note 8 - Segment Reporting

The Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the Oblong business surrounding managed services for network solutions and video collaboration. The revenue recorded from the Company's digital assets for the three and six months ended June 30, 2025, is immaterial and included in Corporate. The Company will continue to monitor the digital asset activity and create a new segment if it is deemed appropriate.

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

The CODM for both segments for the three months ended  June 30, 2025, and 2024, was Pete Holst, the Company’s President and Chief Executive Officer. As part of the adoption of ASU 2023-07, management reviewed the information provided to the CODM and updated the presentation of such information, including SSEs, to better align with the requirements of ASU 2023-07. Certain prior period segment information has been recast to conform with current-period presentation requirements, including the allocation methodology of bad debt expense, labor and labor-related costs, and certain other segment items to segments. The CDOM reviews assets as a whole entity for decision making.

Certain information concerning the Company’s segments for the three and six months ended June 30, 2025, and 2024 is presented in the following tables (in thousands):

	Three Months Ended June 30, 2025
	2025	2024	% Change
Revenue
Managed Services	$497	$508	(2)%
Collaboration Products	93	103	(10)%
Corporate - Digital assets	2	—	100%
Consolidated	592	611	(3)%

Cost of revenues
Managed Services	360	331	9%
Collaboration Products	4	160	(98)%
Corporate - Digital assets	—	—	—%
Consolidated	364	491	(26)%

Gross Margin
Managed Services	137	177	(23)%
Collaboration Products	89	(57)	256%
Corporate - Digital assets	2	—	100%
Consolidated	228	120	(90)%

Operating expenses
Managed Services (1)	—	—	—%
Collaboration Products (2)	8	122	(93)%
Corporate (3)	903	1,016	(11)%
Consolidated	911	1,138	(20)%

Other income (expense), net (4)
Managed Services	—	—	—%
Collaboration Products	—	—	—%
Unrealized gain on digital assets	31	—	100%
Interest income, net	47	44	7%
Consolidated	78	44	77%
Net loss before taxes	(605)	(974)	(38)%
Income tax expense	—	9	100%
Net loss	$(605)	$(983)	(38)%

	Six Months Ended June 30, 2025
	2025	2024	% Change
Revenue
Managed Services	$1,005	$1,030	(2)%
Collaboration Products	207	207	—%
Corporate - Digital assets	2	-	100%
Consolidated	1,214	1,237	(2)%

Cost of revenues
Managed Services	731	700	4%
Collaboration Products	6	420	(99)%
Corporate - Digital assets	-	-	—%
Consolidated	737	1,120	(34)%

Gross Margin
Managed Services	274	330	(17)%
Collaboration Products	201	(213)	194%
Corporate - Digital assets	2	-	100%
Consolidated	477	117	(308)%

Operating expenses
Managed Services (1)	—	—	—%
Collaboration Products (2)	—	226	(100)%
Corporate (3)	1,851	2,093	(12)%
Consolidated	1,851	2,319	(20)%

Other income (expense), net (4)
Managed Services	(1)	—	(100)%
Collaboration Products	—	14	100%
Unrealized gains on digital assets	31	—	100%
Interest income, net	74	78	(5)%
Consolidated	104	92	13%
Net loss before taxes	(1,270)	(2,110)	(40)%
Income tax expense	7	9	100%
Net loss	$(1,277)	$(2,119)	(40)%

(1)	There were no operating expenses related to our Managed Service segment during the three months ended June 30, 2025, or 2024.
(2)	Operating expenses related to our Collaboration Products Segment include research and development, sales and marketing, and other miscellaneous expenses.
(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses.

(4)

Other income (expense) for our segments includes interest expense and non-operating income. Corporate other income includes interest income on our cash and cash equivalents and unrealized gains from the fair-value remeasurement of digital assets.

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

	Three Months Ended June 30, 2025
	Managed Services	Collaboration Products	Total

Revenue
Network Services	$481	$-	$481
Video Collaboration	11	93	104
Professional and other services	5	—	5
Total revenue	497	93	590

Significant Segment Expenses
Labor and labor-related (1)	65	6	71
Circuit and network cost of revenue	295	—	295
Other segment items (2)	—	6	6
Segment profit	$137	$81	$218
Segment profit margin %	28%	87%

Unallocated expenses (income)
Digital asset revenue, net			$(2)
Corporate expenses (3)			903
Unrealized gain on digital assets			(31)
Interest income			(47)
Loss before income tax expense			$(605)

	Three Months Ended June 30, 2024
	Managed Services	Collaboration Products	Total

Revenue
Network Services	$483	$-	$483
Video Collaboration	21	103	124
Professional and other services	4	—	4
Total revenue	508	103	611

Significant Segment Expenses
Labor and labor-related (1)	30	168	198
Inventory and inventory-related	—	40	40
Circuit and network cost of revenue	298	—	298
Professional services	—	62	62
Other segment items (2)	4	11	15
Segment profit (loss)	$176	$(178)	$(2)
Segment profit margin %	35%	(173)%

Unallocated expenses (income) (3)
Corporate expenses			$985
Stock compensation			31
Interest income			(44)
Loss before income tax expense			$(974)

	Six Months Ended June 30, 2025
	Managed Services	Collaboration Products	Total

Revenue
Network Services	$980	$-	$980
Video Collaboration	18	207	225
Professional and other services	7	—	7
Total revenue	1,005	207	1,212

Significant Segment Expenses
Labor and labor-related (1)	133	12	145
Circuit and network cost of revenue	598	—	598
Bad debt expense (recovery)	—	(18)	(18)
Other segment items (2)	1	12	13
Segment profit	$273	$201	$474
Segment profit margin %	27%	97%

Unallocated expenses (income)
Digital asset revenue, net			$(2)
Corporate expenses (3)			1,851
Unrealized gain on digital assets			(31)
Interest income			(74)
Loss before income tax expense			$(1,270)

	For the Six Months Ended June 30, 2024
	Managed Services	Collaboration Products	Total

Revenue
Network Services	$987	$-	$987
Video Collaboration	35	207	242
Professional and other services	8	—	8
Total revenue	1,030	207	1,237

Significant Segment Expenses
Labor and labor-related (1)	62	338	400
Property and office expense	—	30	30
Inventory and inventory-related	—	149	149
Circuit and network cost of revenue	636	—	636
Other non-inventory cost of revenue	3	—	3
Professional Services	—	109	109
Other segment items (2)	—	7	7
Segment profit (loss)	$329	$(426)	$(97)
Segment profit margin %	32%	(206)%

Unallocated expenses (income) (3)
Corporate expenses			$2,030
Stock compensation			62
Interest income			(79)
Loss before income tax expense			$(2,110)

(1)	Includes direct labor costs (including sales and marketing costs), employment taxes, employee benefits, workers’ compensation, and office expenses.
(2)	Other segment items include other income and expenses, net, interest expense, certain professional services, and miscellaneous taxes and fees.
(3)	Represents general and administrative costs, less the amounts allocated to the segments for labor and benefits, general liability insurance, professional services, property taxes, and interest income.

For the three and six months ended June 30, 2025, and 2024, no material revenue was attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency, and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Domestic	$278	$209
Foreign	314	402
	$592	$611

	Six Months Ended June 30,
	2025	2024
Domestic	$573	$470
Foreign	641	767
	$1,214	$1,237

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Three Months Ended June 30,
		2025	2024
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	82%	81%

		Six Months Ended June 30,
		2025	2024
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	83%	81%

Concentration of consolidated accounts receivable was as follows:

		As of June 30,
		2025	2024
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	12%	—%
Customer B	Collaboration Products	20%	—%
Customer C	Collaboration Products	42%	—%
Customer D	Managed Services	25%	12%
Customer E	Collaboration Products	—%	40%
Customer F	Collaboration Products	—%	12%

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

Note 10 - Subsequent Events

Digital Asset Activity

In July and August 2025, the Company purchased 8,496.99 $TAO tokens for an aggregate of $6,346,000. The majority of these tokens have been staked and are earning rewards. As of August 12, 2025, the Company holds 21,648.76 $TAO tokens with a fair value of $7,793,338.

Capital and Preferred Stock Activity

In July 2025, 116,861 Common Warrants were exercised, at a price of $3.41 per share, for 116,861 shares of Common Stock. The Company received gross and net proceeds of $399,000 and $367,000, respectively.

In July 2025, 780 shares of Series F Preferred Stock, plus accrued dividends of $21,000, were converted into 212,454 shares of the Company’s Common Stock.

In July 2025, 575 Preferred Warrants were exercised, at a price of $975 per share, for 575 shares of the Company's Series F Preferred Stock. In accordance with the Preferred Warrant Agreement, 152,519 Common Warrants were issued as a result of these exercises. The Company received gross and net proceeds of $561,000 and $516,000, respectively.

On July 5, 2025, the first 8.33% of the Advisor Warrant vested, and on August 5, 2025, the second 8.33% of the Advisor Warrant vested. As of August 12, 2025, 1,666 of the 100,000 warrant shares were vested and exercisable.

In August 2025, 426,228 Pre-Funded Warrants were exercised, at a price of $0.0001 per share, for 426,228 shares of Common Stock. The proceeds from these exercises were immaterial.

As of August 12, 2025, the Company had 2,350,307 shares of Common Stock, 150 shares of Series F Preferred Stock, 3,665,631 warrants for Common Stock, and 30,527 warrants for Preferred Stock outstanding.

In July 2025, pursuant to the terms of the 2023 Placement Agent Agreement, we incurred a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the Common Stock Warrants and the Preferred Stock Warrants, payable to Dawson James. The fees total $77,000; Mr. Schechter will not receive any of the fee paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Oblong is building a robust cryptocurrency treasury focused on decentralized artificial intelligence ("AI") and the acquisition of $TAO, the native cryptocurrency of Bittensor, a decentralized blockchain network for machine learning and AI. The Company also provides innovative video collaboration and network solutions, centered around our patented Mezzanine™ product line and managed services.

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

Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Sales of our Mezzanine™ product have been adversely affected during the last several years by the commercial response to the COVID-19 pandemic and its aftermath. Like many technology companies in recent months, we will continue to monitor and manage our costs relative to demand with the goal of growing the Company’s revenue in the future. We are not currently investing in research and development or sales and marketing for our Mezzanine™ product. To the extent we believe new investments in these areas are warranted as a result of changes in market demand, we believe additional capital will be required to fund those efforts and our ongoing operations.

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

Strategy

During the last several years, the Company has faced declining revenues for both our Mezzanine product offering and our Managed Services. These setbacks prompted us to undertake a comprehensive review of our strategic direction with the aim of enhancing shareholder value through various means.

In conjunction with Company's June 2025 private placement, the Company has started to migrate its product focus from Mezzanine™ and related services to the AI and digital assets market.

Oblong envisions a dynamic integration into the Bittensor ecosystem, embracing its decentralized AI network to build a thriving and sustainable future. By staking $TAO tokens within Bittensor’s framework, the Company seeks to create a robust foundation that could fuel long-term growth and engagement, focusing on internal initiatives and collaborative partnerships to amplify its impact in the decentralized AI landscape. The Company is also exploring partnerships within the Bittensor ecosystem to potentially develop technology offerings, further aligning its operational and treasury strategies.

The Company aims to act as a central catalyst, uniting community engagement, user empowerment, and technical expertise within subnets. It seeks to foster collaboration through vibrant spaces for knowledge-sharing, equip users with intuitive tools to seamlessly explore the ecosystem, and contribute operational insights to enhance decentralized AI. By harmonizing these efforts, Oblong hopes to spark innovation, deepen connections across Bittensor’s network, and become a tangible contributor in shaping the future of decentralized intelligence, creating an inclusive environment where creativity and participation thrive.

Oblong’s Results of Operations

Three Months Ended June 30, 2025 (the “2025 Second Quarter”), compared to the Three Months Ended June 30, 2024 (the “2024 Second Quarter”)

Segment Reporting

The Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the Oblong business surrounding managed services for network solutions and video collaboration. The Company has included its digital asset operations in its non-segmented corporate activities.

In 2024, we adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. As part of our adoption of ASU 2023-07 and the Chief Operating Decision Maker’s evaluation of segment performance for the 2025 Second Quarter and the 2024 Second Quarter, we updated certain segment information for 2025 and recast certain prior period segment information from 2024 to conform with our current period segment presentation.

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the 2025 Second Quarter and the 2024 Second Quarter (in thousands):

	Three Months Ended June 30, 2025
	2025	2024	% Change
Revenue
Managed Services	$497	$508	(2)%
Collaboration Products	93	103	(10)%
Corporate - Digital assets	2	—	100%
Consolidated	592	611	(3)%

Cost of revenues
Managed Services	360	331	9%
Collaboration Products	4	160	(98)%
Corporate - Digital assets	—	—	—%
Consolidated	364	491	(26)%

Gross Margin
Managed Services	137	177	(23)%
Collaboration Products	89	(57)	256%
Corporate - Digital assets	2	—	100%
Consolidated	228	120	(90)%

Operating expenses
Managed Services (1)	—	—	—%
Collaboration Products (2)	8	122	(93)%
Corporate (3)	903	1,016	(11)%
Consolidated	911	1,138	(20)%

Other income (expense), net (4)
Managed Services	—	—	—%
Collaboration Products	—	—	—%
Unrealized gain on digital assets	31	—	100%
Interest income, net	47	44	7%
Consolidated	78	44	77%
Net loss before taxes	(605)	(974)	(38)%
Income tax expense	—	9	100%
Net loss	$(605)	$(983)	(38)%

(1)	There were no operating expenses related to our Managed Service segment during the 2025 Second Quarter or the 2024 Second Quarter.
(2)	Operating expenses related to our Collaboration Products Segment include research and development, sales and marketing, and other miscellaneous expenses.
(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses.

(4)	Other income for our segments includes interest expense and non-operating income. Corporate other income includes interest income on our cash and cash equivalents and unrealized gains from the fair-value remeasurement of digital assets.

Revenue. Total revenue decreased 3% in the 2025 Second Quarter compared to the 2024 Second Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended June 30,
	2025	% of Revenue	2024	% of Revenue
Revenue: Managed Services
Network services	$481	82%	$483	79%
Video collaboration	11	2%	21	3%
Professional and other services	5	1%	4	1%
Total Managed Services revenue	$497	84%	$508	83%

Revenue: Collaboration Products
Visual collaboration product offerings	$93	16%	$103	17%
Total revenue	$590	100%	$611	100%

Managed Services

•	The slight decrease in revenue for network services is mainly attributable to net customer attrition, given the competitive environment and pressure on pricing in the network services business.

•

The slight decrease in revenue for video collaboration services is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and customer loss to competition.

•	For the 2025 Second Quarter, one customer made up 99% of Managed Services revenue. For the 2024 Second Quarter, this customer made up 98% of Managed Services revenue.

Collaboration Products

•	The slight decrease in revenue for Collaboration Products was mainly attributable to a decrease in sales of our Mezzanine™ products.

Cost of Revenue. Cost of revenue includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes, which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended June 30,
	2025	2024
Cost of Revenue
Managed Services	$360	$331
Collaboration Products	$4	$160
Total cost of revenue	$364	$491

The decrease in our consolidated cost of revenue is mainly attributable to lower costs related to our Collaboration Products segment. Our consolidated gross profit as a percentage of revenue was 38% in the 2025 Second Quarter, compared to a consolidated gross profit as a percentage of revenue of 20% in the 2024 Second Quarter.

Our Managed Services segment recorded a 28% gross profit as a percentage of sales for the 2025 Second Quarter, compared to 35% in the 2024 Second Quarter. This decrease was primarily due to the reallocation of personnel expenses following our reduction in headcount in September 2024.

Our Collaboration Products segment recorded a gross profit as a percentage of sales of 96% for the 2025 Second Quarter, compared to a negative gross profit as a percentage of sales of 55% in the 2024 Second Quarter. This increase was mainly attributable to a decrease in personnel costs in the 2025 Second Quarter related to headcount reductions in September 2024 and a reduction in the expense related to our inventory obsolescence reserve of $19,000 in the 2025 Second Quarter compared to the 2024 Second Quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$3	$65	$(62)	(95)%
Sales and marketing	6	57	(51)	(89)%
General and administrative	902	1,016	(114)	(11)%
Total operating expenses	$911	$1,138	$(227)	(20)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The decrease in research and development expenses for the 2025 Second Quarter compared to the 2024 Second Quarter is primarily attributable to a decrease in consulting and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the 2025 Second Quarter compared to the 2024 Second Quarter is primarily attributable to reduced personnel expenses during the 2025 Second Quarter related to headcount reductions in September 2024.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and personnel costs in the various corporate support categories, including executive, finance and accounting, legal, human resources, and information technology. The decrease in general and administrative expenses for the 2025 Second Quarter compared to the 2024 Second Quarter is primarily attributable to reduced personnel expenses related to headcount reductions in September 2024, and reduced stock compensation expense as a result of stock options being fully expensed.

Other Income, Net. Other income, net for the 2025 Second Quarter and the 2024 Second Quarter, is primarily comprised of interest income related to our cash accounts and the unrealized gains on our digital assets.

Loss from Operations. The decrease in the Company’s loss from operations for the 2025 Second Quarter compared to the 2024 Second Quarter is mainly attributable to an increase in gross profit and a decrease in operating expenses.

Oblong’s Results of Operations

Six Months Ended June 30, 2025, compared to the Six Months Ended June 30, 2024

Segment Reporting

In 2024, we adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. As part of our adoption of ASU 2023-07 and the Chief Operating Decision Maker’s evaluation of segment performance for the six months ended June 30, 2025, and 2024, we updated certain segment information for 2025 and recast certain prior period segment information from 2024 to conform with our current period segment presentation.

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the six months ended June 30, 2025, and 2024 (in thousands):

	Six Months Ended June 30, 2025
	2025	2024	% Change
Revenue
Managed Services	$1,005	$1,030	(2)%
Collaboration Products	207	207	—%
Corporate - Digital assets	2	-	100%
Consolidated	1,214	1,237	(2)%

Cost of revenues
Managed Services	731	700	4%
Collaboration Products	6	420	(99)%
Corporate - Digital assets	-	-	—%
Consolidated	737	1,120	(34)%

Gross Margin
Managed Services	274	330	(17)%
Collaboration Products	201	(213)	194%
Corporate - Digital assets	2	-	100%
Consolidated	477	117	(308)%

Operating expenses
Managed Services (1)	—	—	—%
Collaboration Products (2)	—	226	(100)%
Corporate (3)	1,851	2,093	(12)%
Consolidated	1,851	2,319	(20)%

Other income (expense), net (4)
Managed Services	(1)	—	(100)%
Collaboration Products	—	14	100%
Unrealized gains on digital assets	31	—	100%
Interest income, net	74	78	(5)%
Consolidated	104	92	13%
Net loss before taxes	(1,270)	(2,110)	(40)%
Income tax expense	7	9	100%
Net loss	$(1,277)	$(2,119)	(40)%

(1)	There were no operating expenses related to our Managed Service segment during the six months ended June 30, 2025, or 2024.
(2)

Operating expenses related to our Collaboration Products Segment include research and development, sales and marketing, and other miscellaneous expenses. Operating expense for the six months ended June 30, 2025, also included a bad debt recovery of $18,000.

(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses.

(4)	Other income (expense) for our segments includes interest expense and non-operating income. Corporate other income includes interest income on our cash and cash equivalents and unrealized gains from the fair-value remeasurement of digital assets.

Revenue. Total revenue decreased 2% in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Six Months Ended June 30,
	2025	% of Revenue	2024	% of Revenue
Revenue: Managed Services
Network services	$980	80.9%	$987	79.8%
Video collaboration	18	1.5%	35	2.8%
Professional and other services	7	0.6%	8	0.6%
Total Managed Services revenue	$1,005	82.9%	$1,030	83.3%

Revenue: Collaboration Products
Visual collaboration product offerings	207	17.1%	207	16.7%
Total revenue	$1,212	100.0%	$1,237	100.0%

Managed Services

•	The slight decrease in revenue for network services is mainly attributable to net customer attrition, given the competitive environment and pressure on pricing in the network services business.

•

The decrease in revenue for video collaboration services is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and customer loss to competition

•	For the six months ended June 30, 2025, one customer made up 99% of Managed Services revenue. For the six months ended June 30, 2024, this customer made up 98% of Managed Services revenue.

Collaboration Products

•	Revenue for Collaboration Products was stable during the periods shown.

Cost of Revenue. Cost of revenue includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes, which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Six Months Ended June 30,
	2025	2024
Cost of Revenue
Managed Services	$731	$700
Collaboration Products	6	420
Total cost of revenue	$737	$1,120

The decrease in our consolidated cost of revenue is mainly attributable to lower costs related to our Collaboration Products segment. Our consolidated gross profit as a percentage of revenue was 39% in the six months ended June 30, 2025, compared to a consolidated gross profit as a percentage of revenue of 9% in the six months ended June 30, 2024.

Our Managed Services segment recorded a 27% gross profit as a percentage of sales for the six months ended June 30, 2025, compared to 32% in the six months ended June 30, 2024. This decrease was primarily due to the reallocation of personnel expenses following our reduction in headcount in September 2024.

Our Collaboration Products segment recorded a gross profit as a percentage of sales of 97% for the six months ended June 30, 2025, compared to a negative gross profit as a percentage of sales of 103% in the six months ended June 30, 2024. This increase was mainly attributable to a decrease in personnel costs in the six months ended June 30, 2025, related to headcount reductions in September 2024 and a reduction in the expense related to our inventory obsolescence reserve of $117,000 in the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Operating expenses are presented in the following table (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$6	$115	$(109)	(95)%
Sales and marketing	14	111	(97)	(87)%
General and administrative	1,831	2,093	(262)	(13)%
Total operating expenses	$1,851	$2,319	$(468)	(20)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The decrease in research and development expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily attributable to a decrease in consulting and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily attributable to reduced personnel expenses related to headcount reductions in September 2024.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and personnel costs in the various corporate support categories, including executive, finance and accounting, legal, human resources, and information technology. The decrease in general and administrative expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily attributable to reduced personnel expenses related to headcount reductions in September 2024, and reduced stock compensation expense as a result of stock options being fully expensed.

Other Income, Net. Other income, net for the six months ended June 30, 2025, and the six months ended June 30, 2024, is primarily comprised of interest income related to our cash accounts and unrealized gains on our digital assets.

Loss from Operations. The decrease in the Company’s loss from operations for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is mainly attributable to an increase in gross profit and a decrease in operating expenses.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Critical Accounting Policies

During the six months ended June 30, 2025, we adopted critical accounting policies related to our digital assets. Please refer to Note 1 - Business Description and Significant Accounting Policies - Digital Assets for further information. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2024 Annual Report.

Liquidity and Capital Resources

As of June 30, 2025, we had $10,795,000 in cash and cash equivalents and working capital of $11,247,000. For the six months ended June 30, 2025, we incurred a net loss of $1,277,000, and we used $717,000 of net cash in operating activities.

Financing activities provided $8,197,000 of net cash for the six months ended June 30, 2025, consisting of net proceeds from the 2025 Private Placement and warrant exercises.

In July 2025, 116,861 Common Warrants were exercised, at a price of $3.41 per share, for 116,861 shares of Common Stock. The Company received gross and net proceeds of $399,000 and $367,000, respectively. In July 2025, 575 Preferred Warrants were exercised at a price of $975 per share, for 575 shares of Series F Preferred Stock. The Company received gross and net proceeds of $561,000 and $516,000, respectively.

We believe our existing cash and cash equivalents will be sufficient to fund our operations and meet our working capital requirements for at least the next twelve months from the filing of this Report. This assessment is based on current market conditions, regulatory environment, and the Company's operational plans, all of which are subject to change. In the long term, we believe additional capital will be required to fund operations and provide growth capital, including increasing the size of our cryptocurrency treasury. To access capital to fund operations or provide growth capital, we will need to raise capital from the exercise of outstanding common and/or preferred warrants, and/or in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions, and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2024 Annual Report. Except as set forth below, there have been no material changes to these risks during the six months ended June 30, 2025. The risks described in the 2024 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the three and six months ended June 30, 2025, one major customer accounted for 81% and 82% of the Company’s total consolidated revenue, respectively. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside our control, such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a depository institution’s failure to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

The issuance of the securities in the 2023 Private Placement and the 2025 Private Placement significantly diluted the ownership interest of the existing holders of our Common Stock, and the market price of our Common Stock will likely decline significantly as a result of sales of such securities into the public market by the selling stockholders and subsequent investors or the perception that such sales may occur. Our existing holders of Common Stock have been significantly diluted by the issuance of the securities in the 2023 Private Placement, and would be subject to additional dilution as a result of the conversion of those securities and the securities issued in the 2025 Private Placement into shares of Common Stock. Our public float was significantly increased and the market price of our Common Stock could decline significantly as a result of subsequent sales of the shares of Common Stock issued, or underlying the securities issued in the 2023 Private Placement and the 2025 Private Placement, which could occur at any time, or the perception that such sales may occur.

In addition, the exercise price or conversion price of these securities may be at prices below the current and/or then trading prices of shares of our Common Stock or at prices below the price at which our existing shareholders purchased our Common Stock. The selling stockholders may potentially make a significant profit with the resale of the securities depending on the trading price of our securities at the time of a sale and the purchase price of such securities by them. While the selling stockholders may experience a positive rate of return based on the trading price of our securities, the existing holders of our Common Stock may not experience a similar rate of return on the shares of Common Stock they purchased due to differences in the applicable purchase price and trading price.

Future issuances of equity or debt securities by us may adversely affect the market price of our Common Stock. Our authorized share capital consists of 150 million shares of Common Stock. As of the filing of this prospectus, we had an aggregate of approximately 148.4 million shares of Common Stock authorized but unissued, and approximately 20.7 million shares of Common Stock authorized but unissued after giving effect to the exercise or conversion, as applicable, of the securities issued in the 2023 Private Placement and the 2025 Private Placement and outstanding awards, assuming all of the shares of Series F Preferred Stock are converted into 94,165 shares of Common Stock at the conversion price of $3.77, all of the Preferred Warrants are exercised in full and the underlying shares of Series F Preferred Stock are converted into 8,249,866 shares of Common Stock at the conversion price of $3.77, all of the 8,249,866 Common Warrants issued upon the exercise of the Preferred Warrants are then exercised at an exercise price of $3.77 in exchange for 8,249,866 shares of Common Stock, all of the Common Warrants and Placement Agent Warrants issued in the 2023 Private Placement are exercised at an exercise price of $3.41438 for 1,867,339 shares of Common Stock, all the Pre-Funded Warrants issued in 2025 Private Placement are exercised at an exercise price of $3.77 for 1,989,392 shares of Common Stock, all of the Placement Agent Warrants issued in the 2025 Private Placement are exercised at an exercise price of $4.7125 for 99,470 share of Common Stock, and the Advisor Warrants are exercised at an exercise price of $3.77 for 100,000 shares of Common Stock. Additionally, depending on the trading prices of our Common Stock, we may need to issue more or fewer shares of Common Stock in connection with the exercise of the Preferred Warrants. If we do not have the shares of Common Stock available to issue in connection with such exercises, we will be required to provide the exercising holder a buy-in of cash.

In the future, we may attempt to obtain financing or to increase further our capital resources, or refinance existing obligations, by issuing additional shares of our Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Future acquisitions could require substantial additional capital in excess of cash from operations. There can be no guarantee that these offers to exchange will be successful. In addition, we also expect to issue additional shares in connection with exercise of our stock options under our incentive plans.

Issuing additional shares of our Common Stock or other equity securities or securities convertible into equity for financing or in connection with our incentive plans, acquisitions or otherwise may dilute the economic and voting rights of our existing shareholders or reduce the market price of our Common Stock or both. Upon liquidation, holders of our debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our Common Stock bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their stockholdings in us. Additionally, we may be required to secure stockholder approval to authorize additional shares of Common Stock if we desire to issue additional shares of Common Stock or other equity securities or securities convertible into equity.

The market price of our Common Stock could decline due to the large number of outstanding shares of our Common Stock that may become available for future sale. Sales of substantial amounts of our Common Stock in the public market in future offerings, including sales relating to the Warrant Shares and Conversion Shares, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate. In addition, the additional sale of our Common Stock by our officers or directors in the public market, or the perception that these sales may occur, could cause the market price of our Common Stock to decline.

We may issue shares of our Common Stock or other securities from time to time as consideration for, or to finance, future acquisitions, investments, debt-for-equity exchanges or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our Common Stock. If any such acquisition or investment is significant, the number of shares of Common Stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our shareholders. We may also grant registration rights covering shares of our Common Stock or other securities that we may issue in connection with any such acquisitions and investments.

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our Common Stock. Our Common Stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards.

In the event that we are unable to maintain compliance with Nasdaq Listing Rule 5550(a)(2) and cannot re-establish compliance within the required timeframe, our Common Stock could be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our financial condition, and which would cause the value of our Common Stock to decline. If our Common Stock is not eligible for listing or quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our Common Stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with Listing Rule 5810(c)(3)(A), Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain our listing, even if we regain compliance with Nasdaq Listing Rule 5810(c)(3)(A) as a result of any reverse stock split. In addition, under Nasdaq Listing Rule 5810(c)(3)(A)(iv), if a company’s securities again fail to meet the Bid Price Rule and the company has effected a reverse stock split within the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, the company will not be eligible for an automatic 180-day grace compliance period. Instead, the Nasdaq Listing Qualifications Department will immediately issue a delisting determination, unless the company timely appeals the decision to a Hearings Panel. Because we effected a 1-for-40 reverse stock split on August 23, 2024, if we were to fall out of compliance with the Bid Price Rule prior to August 23, 2025, we would not be eligible for an automatic compliance period and would immediately be issued a delisting determination, subject to our right of timely appeal.

Holders of our Series F Preferred Stock will have no rights with respect to our Common Stock until the Series F Preferred Stock is converted, but may be adversely affected by certain changes made with respect to our Common Stock. Holders of our Series F Preferred Stock will have no rights with respect to our Common Stock, including voting rights, rights to respond to Common Stock tender offers, if any, and rights to receive dividends or other distributions on shares of our Common Stock, if any (other than through a conversion rate adjustment), prior to the conversion date with respect to a conversion of the Series F Preferred Stock, but holders' investment in the Series F Preferred Stock may be negatively affected by these events. Upon conversion, holders will be entitled to exercise the rights of a holder of shares of our Common Stock only as to matters for which the record date occurs on or after the conversion date. For example, in the event that an amendment is proposed to our certificate of incorporation or bylaws requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to the conversion date, Series F holders will not be entitled to vote on the amendment (unless it would adversely affect the special rights, preferences, privileges and voting powers of the Series F Preferred Stock), although they will nevertheless be subject to any changes in the powers, preferences or special rights of our Common Stock, even if your Series F Preferred Stock has been converted into shares of our Common Stock prior to the effective date of such change.

Holders of our Series F Preferred Stock may have to pay taxes if we adjust the conversion ratio of the Series F Preferred Stock in certain circumstances, even though holders would not receive any cash. Upon certain adjustments to (or certain failures to make adjustments to) the conversion ratio of the Series F Preferred Stock, holders may be deemed to have received a dividend distribution from us, resulting in taxable income to them for U.S. federal income tax purposes, even though holders would not receive any cash in connection with such adjustment to (or failure to adjust) the conversion ratio. If a holder is a non-U.S. holder of the Series F Preferred Stock, any deemed dividend distribution may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty. Please consult your tax advisor regarding the U.S. federal income tax consequences of an adjustment to the conversion ratio of the Series F Preferred Stock.

We own and might purchase additional digital assets, the price of which has been, and will likely continue to be, highly volatile. We currently own and expect to purchase digital assets in the future. Digital assets generally are highly volatile assets. In addition, digital assets do not pay interest or other returns and so the ability to generate a return on investment from the net proceeds from this offering will depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from this offering. Future fluctuations in digital asset trading prices may result in our converting digital assets purchased into cash with a value substantially below the purchase price.

If any of the digital assets that we hold are classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease certain operations. Regulatory changes or interpretations that classify digital assets that we hold as a security under the Securities Act of 1933, as amended (the “Securities Act”) or Investment Company Act of 1940, as amended (the “Investment Company Act”), could require us to register and comply with additional regulations. Compliance with these requirements could impose extraordinary, non-recurring expenses on our business. If the costs and regulatory burdens become too great, we may be forced to modify or cease certain operations, which could be detrimental to our investors.

The SEC has previously indicated that certain digital assets may be considered securities depending on their structure and use. Future developments could change the legal status of digital assets that we may hold, requiring us to comply with securities laws. If we fail to do so, we may be forced to discontinue some or all of our business activities, negatively impacting investments in our securities.

If the SEC or other regulators determine that digital assets that we may hold qualify as securities, we may be required to register as an investment company under the Investment Company Act. This classification would subject us to additional periodic reporting, disclosure requirements, and regulatory compliance obligations, significantly increasing our operational costs.

Although we do not currently engage in investing, reinvesting, or trading securities, and we do not hold ourselves out as an investment company, we could inadvertently be deemed one under the Investment Company Act. If we are unable to rely on an exclusion, we would be required to register with the SEC, which could impose additional financial and regulatory burdens.

Furthermore, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns. If regulatory changes or interpretations require us to register as a money services business with FinCEN under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for digital asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Furthermore, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

The classification of digital assets that we hold as a commodity could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how digital assets are classified and traded.

If digital assets that we may hold are further regulated as a commodity, we may be required to register as a commodity pool operator and register the Company as a commodity pool with the CFTC through the National Futures Association. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers. Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of our changes to our digital asset strategy, our use of leverage, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers.

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets. Digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many digital asset trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in digital asset trading venues, including prominent exchanges that handle a significant volume of such trading and/or are subject to regulatory oversight, in the event one or more digital asset trading venues cease or pause for a prolonged period the trading of digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

Negative perception, a lack of stability in the broader digital asset markets and the closure, temporary shutdown or operational disruption of digital asset trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the digital asset ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in digital assets and the broader digital asset ecosystem and greater volatility in the price of digital assets. The price of our listed securities may be affected by the value of our future digital asset holdings, and the failure of a major participant in the ecosystem could have a material adverse effect on the market price of our listed securities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our proposed holdings of digital assets. Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling digital assets. The price of digital assets generally has historically been subject to dramatic price fluctuations and is highly volatile. We will need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our digital assets are impaired. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Digital asset holdings are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Historically, the digital asset market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. As a result, digital asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, digital assets we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital asset holdings, including in particular during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions, including capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Digital asset lending arrangements may expose us to risks of borrower default, operational failures and cybersecurity threats. From time to time, we may generate income through lending of digital assets, which carries significant risks. The volatility of such digital assets increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. These lending transactions may be unsecured, and so may be subordinated to secured debt of the borrower. If a borrower becomes insolvent, we may be unable to recover the loaned digital asset, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned bitcoin. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

We may suffer losses due to staking, delegating, and other related services. Crypto assets which utilize PoS consensus mechanisms enable holders to earn rewards by participating in decentralized governance, bookkeeping and transaction confirmation activities on their underlying blockchain networks. We stake certain of our crypto assets on blockchain networks through BitGo. Most PoS networks require crypto assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If any third-party service providers, or smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our crypto assets may be irretrievably lost. In addition, most PoS blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the node operator acts maliciously on the network, “double signs” any transactions, or experiences extended downtimes. Slashing penalties can apply due to prolonged inactivity on a blockchain network and inadvertent errors such as computing or hardware issues, as well as more serious behavior such as intentional malfeasance. If we are slashed by an underlying blockchain network, our crypto assets may be confiscated, withdrawn, or burnt by the network, resulting in permanent and irrecoverable losses that could materially impact our financial position. Any penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, and adversely impact our business.

Intellectual property disputes related to digital asset technology could threaten our ability to operate. The legal landscape for digital assets remains uncertain, and third parties may assert intellectual property claims related to blockchain technology, digital asset transactions or source code. Any litigation, regardless of its merit, could create uncertainty about the long-term viability of digital asset networks and reduce investor confidence in our business. If a court upholds an intellectual property claim, we and other market participants could be restricted from accessing certain digital asset networks or conducting transactions, which could materially impact our business, results of operations and financial condition.

The open-source structure of digital asset networks exposes us to risks related to software development, security vulnerabilities and potential disruptions. Digital asset networks are open-source projects and, although there may be an influential group of leaders in the network community, generally there is no official developer or group of developers that formally controls the digital asset network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements to the network in a timely manner. If the digital asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact the digital assets’ long-term viability and our business.

The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction. Digital assets that we acquire will not be not insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected. The digital assets we may purchase may be held in accounts at institutional-grade digital asset custodians. Blockchain-based cryptocurrencies and the entities that provide services to the participants in the cryptocurrency ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•a partial or total loss of digital assets that we may purchase in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who may hold our digital assets;

•harm to our reputation and brand;

•improper disclosure of data and violations of applicable data privacy and other laws; or

•significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader blockchain ecosystem or in the use of digital asset networks to conduct financial transactions, which could negatively impact us.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business. Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

It is possible that, through computer or human error, or through theft or criminal action, digital assets could be transferred in incorrect amounts or to unauthorized third parties. To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

If we fail to implement our new digital asset-related strategy, or if our digital asset-related strategy is ineffective, our financial performance could be materially and adversely affected. Our future financial performance and success are dependent in large part upon the effectiveness of our new business strategy related to the Bittensor ecosystem and digital asset holdings, and our ability to implement this strategy successfully. Implementation of our strategy will require effective management of our operational, financial, and human resources and will place significant demands on those resources. There are risks involved in pursuing our strategy. In addition to the risks set forth elsewhere in this Report, the effectiveness of and the successful implementation of our business strategy could also be affected by a number of factors beyond our control, such as legal developments, government regulation, general economic conditions, increased operating costs or expenses, and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve and could decline substantially.

We may be unable to attract and retain qualified and skilled employees or consultants. We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We must be able to attract, develop, motivate, and retain highly qualified and skilled employees or consultants. Due to the nascent nature of the digital assets ecosystem, the pool of qualified talent is extremely limited, particularly with respect to executive talent with engineering, risk management, and financial regulatory expertise. We may face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel or consultants, we could incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. A failure to attract, retain, and motivate additional highly skilled employees or consultants required for the planned expansion of our business-could adversely impact our operations and impair our ability to grow.

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

4.10	Form of Common Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.11	Form of Preferred Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.12	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2025, and incorporated herein by reference).
4.13	Form of 2025 Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2025, and incorporated herein by reference).
4.14	Form of Advisor Warrant (filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 filed with the SEC on June 20, 2025, and incorporated herein by reference).
10.1	Amendment to Waiver, dated as of September 13, 2024, by and among Oblong, Inc. and the investors named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2024, and incorporated herein by reference).
10.2	Securities Purchase Agreement, date June 5, 2025 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2025, and incorporated herein by reference).
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBLONG, INC.

August 14, 2025	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

August 14, 2025	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)