Form 10-Q
period 2025-09-30
Oblong, Inc.
filed 2025-11-13
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 10, 2025, was 3,207,210.

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

•	the rewards and costs of staking transactions on blockchains;
•	fluctuations in the price of our digital assets;
•	potential decreases in the value of our digital assets and rewards;
•	risks related to the loss or theft of private withdrawal keys, resulting in the complete loss of digital assets and rewards;
•	customer demand and renewal rates for our collaboration products and services and network services;
•	the ongoing performance of our Managed Services business;
•	our ability to maintain and protect our proprietary rights;
•	actions by our competitors, including price reductions for their competitive services;
•	our ability to grow revenue;
•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;
•	increases in material, labor, or other manufacturing-related costs;
•	our ability to attract and retain highly skilled personnel;
•	our reliance on open-source software and technology;
•	use of cash related to potential repurchases under our Stock Repurchase Program;
•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and
•	our management’s ability to execute its plans, strategies, and objectives for future operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares, par value, and stated value)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,737	$4,965
Digital assets	6,613	—
Accounts receivable, net	12	186
Prepaid expenses and other current assets	528	118
Total current assets	10,890	5,269
Other assets	4	6
Total assets	$10,894	$5,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162	$105
Accrued expenses and other current liabilities	883	1,131
Deferred revenue	25	36
Total current liabilities	1,070	1,272
Total liabilities	1,070	1,272
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock Series F, convertible; $0.0001 par value; $169,000 stated value; 5,000,000 shares authorized, 150 and 545 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized, 3,207,399 and 3,207,210 shares issued and outstanding as of September 30, 2025, respectively, and 1,144,926 and 1,144,737 shares issued and outstanding as of December 31, 2024, respectively	—	—
Treasury Stock, 189 common shares	(181)	(181)
Additional paid-in capital	245,846	236,458
Accumulated deficit	(235,841)	(232,274)
Total stockholders’ equity	9,824	4,003
Total liabilities and stockholders’ equity	$10,894	$5,275

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$601	$578	$1,815	$1,815
Cost of revenue	357	499	1,095	1,619
Gross profit	244	79	720	196

Operating expenses:
Research and development	3	38	8	153
Sales and marketing	—	66	14	177
General and administrative	1,043	1,047	2,875	3,140
Total operating expenses	1,046	1,151	2,897	3,470
Operating loss	(802)	(1,072)	(2,177)	(3,274)
Other (expense) income, net
Interest income, net	29	32	103	124
Unrealized loss on digital assets	(1,517)	—	(1,486)	—
Total other (expense) income, net	(1,488)	32	(1,383)	124
Loss before income taxes	(2,290)	(1,040)	(3,560)	(3,150)
Income tax expense	—	—	7	9
Net loss	(2,290)	(1,040)	(3,567)	(3,159)
Preferred stock dividends	4	12	29	76
Deemed dividend	—	8,974	—	8,974
Net loss attributable to common stockholders	$(2,294)	$(10,026)	$(3,596)	$(12,209)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.74)	$(11.25)	$(1.76)	$(16.60)
Weighted-average number of shares of common stock:
Basic and diluted	3,101,231	890,943	2,049,441	735,286

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2025

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2024	545	$—	1,144,926	$—	189	$(181)	$236,458	$(232,274)	$4,003
Net loss	—	—	—	—	—	—	—	(672)	(672)
Common warrant exercise, net of fees	—	—	10,000	—	—	—	31	—	31
Series F Preferred Stock dividends	—	—	—	—	—	—	(12)	—	(12)
Balance on March 31, 2025	545	—	1,154,926	—	189	(181)	236,477	(232,946)	3,350
Net loss	—	—	—	—	—	—	—	(605)	(605)
Proceeds from Private Placement, net of fees	—	—	—	—	—	—	6,925	—	6,925
Advisor warrant issuance	—	—	—	—	—	—	335	—	335
Common warrant exercise, net of fees	—	—	394,864	—	—	—	1,241	—	1,241
Series F Preferred Stock conversions	(190)	—	45,163	—	—	—	19	—	19
Series F Preferred Stock dividends	—	—	—	—	—	—	(13)	—	(13)
Balance on June 30, 2025	355	—	1,594,953	—	189	(181)	244,984	(233,551)	11,252
Net loss	—	—	—	—	—	—	—	(2,290)	(2,290)
Pre-funded warrant exercise, net of fees	—	—	1,283,131	—	—	—	—	—	—
Common warrant exercise, net of fees	—	—	116,861	—	—	—	367	—	367
Series F Preferred Stock warrants exercised, net of fees	575	—	—	—	—	—	516	—	516
Series F Preferred Stock conversions	(780)	—	212,454	—	—	—	20	—	20
Finance costs for June 2025 private placement	—	—	—	—	—	—	(37)	—	(37)
Series F Preferred Stock dividends	—	—	—	—	—	—	(4)	—	(4)
Balance on September 30, 2025	150	$—	3,207,399	$—	189	$(181)	$245,846	$(235,841)	$9,824

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2024

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2023	1,930	$—	573,644	$—	189	$(181)	$233,913	$(228,231)	$5,501
Net loss	—	—	—	—	—	—	—	(1,136)	(1,136)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Series F Preferred Stock conversions	(922)	—	90,056	—	—	—	82	—	82
Series F Preferred Stock dividends	—	—	—	—	—	—	(44)	—	(44)
Balance on March 31, 2024	1,008	—	663,700	—	189	(181)	233,982	(229,367)	4,434
Net loss	—	—	—	—	—	—	—	(983)	(983)
Stock-based compensation	—	—	—	—	—	—	31	—	31
Preferred warrant exercise, net of fees	1,648	—	—	—	—	—	1,478	—	1,478
Series F Preferred Stock conversions	(2,111)	—	198,912	—	—	—	112	—	112
Series F Preferred Stock dividends	—	—	—	—	—	—	(20)	—	(20)
Balance on June 30, 2024	545	—	862,612	—	189	(181)	235,583	(230,350)	5,052
Net loss	—	—	—	—	—	—	—	(1,040)	(1,040)
Common warrant exercise, net of fees	—	—	208,933	—	—	—	672	—	672
Series F Preferred Stock dividends	—	—	—	—	—	—	(13)	—	(13)
Balance on September 30, 2024	545	$—	1,071,545	$—	189	$(181)	$236,242	$(231,390)	$4,671

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,567)	$(3,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recovery	(18)	—
Non-cash lease expense from right-of-use asset	—	17
Stock-based compensation	84	62
Non-cash revenue from digital assets	(99)	—
Unrealized loss on digital assets	1,486	—
Changes in operating assets and liabilities:
Accounts receivable	192	391
Inventory	—	189
Prepaid expenses and other current assets	(158)	(40)
Other assets	2	4
Accounts payable	57	(118)
Accrued expenses and other current liabilities	(238)	254
Deferred revenue	(12)	(104)
Lease liabilities	—	(17)
Net cash used in operating activities	(2,271)	(2,521)
Cash flows from investing activities:
Purchases of digital assets	(8,000)	—
Net cash used in investing activities	(8,000)	—
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs	6,888	—
Proceeds from exercise of common stock warrants, net of costs	1,639	672
Proceeds from exercise of preferred stock warrants, net of costs	516	1,478
Net cash provided by financing activities	9,043	2,150
Decrease in cash	(1,228)	(371)
Cash and cash equivalents at beginning of period	4,965	5,990
Cash and cash equivalents at end of period	$3,737	$5,619

Supplemental disclosures of cash flow information:

Reconciliation of cash and cash equivalents
Cash	$3,237	$5,119
Current certificates of deposit	500	500
Total cash and cash equivalents	$3,737	$5,619

Cash paid during the period for interest	$1	$—

Non-cash investing and financing activities:
Common warrant issuance	$335	$—
Series F Preferred Stock conversion	$39	$194
Series F Preferred Stock dividends	$29	$76
Deemed dividend	$—	$8,974

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000.

Oblong is building a robust cryptocurrency treasury focused on decentralized artificial intelligence ("AI") and the acquisition of $TAO, the native cryptocurrency of Bittensor, a decentralized blockchain network for machine learning and AI. The Company also provides innovative video collaboration and network solutions, centered around our patented Mezzanine™ product line and managed services. In conjunction with the Company's June 2025 private placement (see Note 5 - Capital Stock for further details), the Company has started to migrate its product focus from Mezzanine™ and related services to the AI and digital assets market.

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

Cash and Cash Equivalents

As of September 30, 2025, our total cash balance of $3,737,000 is available. Of this balance, $500,000 was held in short-term certificates of deposit with MidFirst Bank. As of December 31, 2024, our total cash balance of $4,965,000 was available, with $500,000 held in short-term certificates of deposit with MidFirst Bank. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Stock-Based Expense

In June 2025, the Company granted warrants to an advisor related to digital assets. See Note 5 - Capital Stock for further information. The total stock-based cost of these warrants $375,000, which will be expensed ratably over the twelve-month original life of the contract and vesting period of the warrants. During the three and nine months ended September 30, 2025, $84,000 was recorded as stock-based advisory fees in general and administrative expense. As of September 30, 2025, $291,000 of expense remains to be recognized through June 2026.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these Condensed Consolidated Financial Statements are disclosed in our 2024 Annual Report, and, except as discussed below regarding the Company's digital assets, there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.

Digital Assets

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"). ASU 2023-08 requires in-scope digital assets (including the Company's digital asset holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such digital assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company has adopted this guidance during the nine months ended September 30, 2025.

Fair Value Measurement

The Company accounts for the fair value measurement of its digital assets in accordance with FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. Market participants are considered to be independent, knowledgeable, and willing and able to transact. It requires the Company to assume that its digital assets are sold in their principal market, or in the absence of a principal market, the most advantageous market. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
•	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability, or indirectly observable through corroboration with observable market data.
•	Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date

This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. Due to the availability of unadjusted quoted prices in active markets, the Company has determined that its digital assets are Level 1.

The unrealized gains and losses resulting from remeasurement of digital assets are recorded in other income on the Condensed Consolidated Statement of Operations. The Company recorded unrealized losses of $1,517,000 and $1,486,000 for the three and nine months ended September 30, 2025, respectively.

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

Cost Basis

The cost basis of the Company's digital assets is measured at fair value based on the spot price at the time of receipt if obtained through staking rewards, or the purchase price if obtained by cash, consistent with the applicable guidance under ASC 350-60. The Company has elected to adopt the First-In, First-Out ("FIFO") method for determining the cost basis of digital assets disposed of. The method assumes that the assets that were acquired first are disposed of first. Realized gains and losses from the disposal of digital assets are included in other income in the Condensed Consolidated Statements of Operations. The Company had no realized gains or losses from the disposal of digital assets for the three and nine months ended September 30, 2025.

Revenue Recognition - Digital Assets

The Company had staked $6,610,000 of digital assets as of September 30, 2025. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the respective blockchains. As of September 30, 2025, all staked digital assets could be unbonded immediately. The blockchain rewards generated from proprietary staking activities for the three and nine months ended September 30, 2025, of $97,000 and $99,000, respectively, were recorded in revenue. The Company stakes its $TAO directly from qualified custody with BitGo Trust, enabling a yield generation while maintaining the highest standards of security and regulatory compliance. As of September 30, 2025, the Company's staked assets have immediate terms, meaning there is no lock-up period upon the asset being un-staked.

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

The following table identifies the digital assets earned from staking activities:

	For the Three Months Ended September 30,
	2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
$TAO	273.84	$97,000	—	$—

	For the Nine Months Ended September 30,
	2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
$TAO	280.41	$99,000	—	$—

Cost of Revenue

The Company’s cost of revenues related to its digital asset staking are primarily advisory fees incurred for the processing of the staking transactions and fees for BitGo (our cryptocurrency exchange). These costs are directly related to the production of digital asset staking revenues. For three and nine months ended September 30, 2025, the cost associated with the revenue recorded from digital asset staking was $8,000 and $9,000, respectively.

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

The following table summarizes the Company's digital asset holdings as of September 30, 2025:

Asset	Tokens	Cost	Fair Market Value	Unrealized Loss
Staked $TAO	21,811.63	$8,096,000	$6,610,000	$1,486,000
Un-staked $TAO	10.40	3,000	3,000	-
	21,822.03	$8,099,000	$6,613,000	$1,486,000

The following table summarizes the Company's digital asset activity for the three and nine months ended September 30, 2025, and the fair value is presented as of September 30, 2025:

	$TAO Tokens	$USD Fair Value
Digital asset balance on March 31, 2025	—	$—
$TAO Token Purchases	5,024.71	1,650,000
$TAO Staking Rewards	6.57	2,000
Unrealized Gains on Fair Value Remeasurement	—	31,000
Digital asset balance on June 30, 2025	5,031.28	$1,683,000
$TAO Token Purchases	16,516.91	6,350,000
$TAO Staking Rewards	273.84	97,000
Unrealized Loss on Fair Value Remeasurement	—	(1,517,000)
Digital asset balance on September 30, 2025	21,822.03	$6,613,000

The Company recorded unrealized losses of $1,517,000 and $1,486,000 in its Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025, respectively.

Note 3 - Liquidity

As of September 30, 2025, we had $3,737,000 in cash and cash equivalents and working capital of $9,820,000. For the nine months ended September 30, 2025, we incurred a net loss of $3,567,000, financing activities provided $9,043,000 in net cash, and we used net cash of $2,271,000 in operating activities and $8,000,000 in investing activities.

We believe our existing cash and cash equivalents, and the fair value of our $TAO tokens (if converted to cash), will be sufficient to fund our operations and meet our working capital requirements for at least the next twelve months from the date of this Report.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Compensation costs	$174	$560
Customer deposits	105	77
Professional fees	83	86
Taxes and regulatory fees	328	201
Accrued rent	170	170
Accrued dividends on Series F Preferred Stock	19	29
Other accrued expenses and liabilities	4	8
Accrued expenses and other liabilities	$883	$1,131

As of September 30, 2025, and December 31, 2024, our Managed Services segment had accrued expenses and other current liabilities of $10,000 and $18,000, respectively. These expenses consisted primarily of accrued payroll, taxes, and regulatory fees. The decrease was primarily related to lower accrued compensation expense due to the timing of payroll for the period.

As of September 30, 2025, and December 31, 2024, accrued expenses and other current liabilities for our Collaboration Products segment were $277,000 and $252,000, respectively. These amounts primarily consist of rent expenses and customer deposits. The increase is related to higher customer deposits.

Unallocated accrued expenses were $596,000 and $861,000 as of September 30, 2025, and December 31, 2024, respectively. Unallocated accrued expenses consisted primarily of compensation expenses, professional service expenses, accrued dividends, and corporate franchise taxes. The decrease was primarily related to a reduction of accrued compensation expense, offset slightly by increased accruals for corporate franchise tax.

Note 5 - Capital Stock

Common Stock

The Company’s Common Stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “OBLG.” As of September 30, 2025, we had 150,000,000 shares of our Common Stock authorized, with 3,207,399 and 3,207,210 shares issued and outstanding, respectively.

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

During the three and nine months ended September 30, 2025, 116,861 and 521,725 shares of the Company’s Common Stock were issued related to the exercise of 116,861 and 521,725 Common Warrants, respectively. During the nine months ended September 30, 2024, 208,933 shares of the Company's Common Stock were issued related to the exercise of 208,933 Common Warrants. See discussion of Common Warrants below for further details.

During the three and nine months ended September 30, 2025, 1,283,131 shares of the Company's Common Stock were issued related to the exercise of 1,283,131 Pre-Funded Warrants. See discussion of 2025 Private Placement and Pre-Funded Warrants below for further details.

During the three and nine months ended September 30, 2025, 212,454 and 257,617 shares of the Company's Common Stock were issued related to the conversion of 780 and 970 shares of Series F Preferred Stock, plus accrued dividends of approximately $20,000 and $39,000, respectively. During the nine months ended September 30, 2024, 288,968 shares of the Company’s Common Stock were issued related to the conversion of 3,033 shares of Series F Preferred Stock, plus accrued dividends of approximately $194,000. See Note 6 - Preferred Stock for further details.

Common Stock activity for the year ended December 31, 2024, and the nine months ended September 30, 2025, is presented below.

Issued Shares as of December 31, 2023	573,644
Issuances from Preferred Stock conversions	282,335
Issuances related to Common Warrant exercises	288,947
Issued Shares as of December 31, 2024	1,144,926
Issuances from Common Warrant exercises	521,725
Issuances from Preferred Stock conversions	257,617
Issuances from Pre-Funded Warrant exercises	1,283,131
Issued Shares as of September 30, 2025	3,207,399
Less Treasury Shares:	(189)
Outstanding Shares as of September 30, 2025	3,207,210

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

During the three and nine months ended September 30, 2025, 152,519 Common Warrants were issued in accordance with the exercise provisions of the Preferred Warrants. These Common Warrants are exercisable at an exercise price of $3.41 and have a term of five years.

During the three and nine months ended September 30, 2025, 116,861 and 521,725 Common Warrants were exercised at a price of $3.41 per share for 116,861 and 521,725 shares of Common Stock, respectively. The Company received gross proceeds of $399,000 and $1,781,000, and net proceeds of $367,000 and $1,639,000, respectively. During the three and nine months ended September 30, 2024, 208,933 shares of the Company's Common Stock were issued related to the exercise of 208,933 Common Warrants. The Company received gross and net proceeds of $713,000 and $671,000, respectively.

One of our directors, Jonathan Schechter, is currently a partner at The Special Equities Group (“SEG”), a division of Dawson James Securities, Inc. (“Dawson James”). In March 2023, prior to Mr. Schechter’s appointment to our board in May 2023 and pursuant to our 2023 Engagement Letter, Dawson James acted as placement agent in connection with our March 30, 2023 Purchase Agreement. During the three and nine months ended September 30, 2025, pursuant to the terms of the 2023 Placement Agent Agreement, we paid Dawson James a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the Common Stock Warrants. The fees were $32,000 and $142,000, respectively. During the three and nine months ended September 30, 2024, we paid Dawson James a cash fee of $57,000. Mr. Schechter did not receive any of the fees paid.

2025 Private Placement and Pre-Funded Warrants

On June 6, 2025, we entered into a securities purchase agreement, dated as of June 5, 2025 (the “2025 Securities Purchase Agreement”), with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “2025 Private Placement”), pre-funded warrants to acquire up to 1,989,392 shares of our Common Stock (the “Pre-Funded Warrants") in exchange for gross proceeds of approximately $7.5 million. Net proceeds to the Company were approximately $6,888,000, after deducting placement agent fees of $375,000 and other offering expenses of $237,000 payable by the Company. During the three and nine months ended September 30, 2025, 1,283,131 Pre-Funded Warrants were exercised, and 706,261 Pre-Funded Warrants remained outstanding. Nominal proceeds were received by the Company upon exercise of the Pre-Funded Warrants.

The exercise price upon exercise of each Pre-Funded Warrant is $0.0001 per share of Common Stock, with an aggregate exercise price of $3.77 per share of Common Stock, of which $3.7699 per share of Common Stock was paid by the holders at the closing on June 10, 2025. The exercise price of the Pre-Funded Warrants is subject to appropriate adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, cash distributions, reclassifications, exchanges, combinations, or substitutions affecting our Common Stock. In lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holders of Pre-Funded Warrants may elect instead to receive upon such exercise the net number of shares of Common Stock determined according to a formula set forth in the Pre-Funded Warrants.

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

Pursuant to the 2025 Private Placement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock underlying the Pre-Funded Warrants no later than 15 days after the date of the Purchase Agreement, and to use commercially reasonable efforts to have the registration statement declared effective within 60 days following the date of the Purchase Agreement (or 90 days following the date of the Purchase Agreement in the event of a “full review” by the SEC). The Company filed the registration statement on June 20, 2025, and it was declared effective August 1, 2025.

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

2025 Placement Agent Warrants

Dawson James again served as the Company’s exclusive Placement Agent in connection with the 2025 Private Placement, pursuant to that engagement letter, dated as of June 4, 2025, as amended, between the Company and Placement Agent (the “2025 Engagement Letter”). Pursuant to the 2025 Engagement Letter, the Company paid the Placement Agent (i) a total cash fee equal to 5% of the aggregate gross proceeds raised in the 2025 Private Placement and (ii) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. In addition, the Company issued to the Placement Agent or its designees warrants (the “2025 Placement Agent Warrants”) to purchase up to an aggregate of 99,470 shares of Common Stock. The Placement Agent Warrants are exercisable immediately upon issuance. The terms of the Placement Agent Warrants are substantially the same as those of the Pre-Funded Warrants, except that the Placement Agent Warrants will expire on June 10, 2030, are initially exercisable at a price of $4.7125 per share of Common Stock, may only be exercised a cashless basis if there is no effective registration statement registering the underlying shares, and in the event of a Fundamental Transaction as defined in the Placement Agent Warrants, warrant holders may require the company to purchase the remaining unexercised portion of a Placement Agent Warrant for an amount equal to the Black-Scholes Value of that portion, as of the date of the Fundamental Transaction, unless the Fundamental Transaction is not within the Company’s control, as described in the Placement Agent Warrants. There is no established public trading market for the Placement Agent Warrants, and we do not intend to list the Placement Agent Warrants on any national securities exchange or nationally recognized trading system

The 2025 Placement Agent Warrants were issued on June 10, 2025, and as of September 30, 2025, no 2025 Placement Agent Warrants have been exercised.

As discussed above, one of our directors is currently a partner at SEG, a division of Dawson James. During the three and nine months ended September 30, 2025, pursuant to the terms of the 2025 Placement Agent Agreement, we paid Dawson James a cash fee equal to $375,000 (or 5% of the aggregate gross proceeds raised from the 2025 Private Placement), and $50,000 in fees and expenses. Mr. Schechter did not receive any of the fees paid, nor were any of the 2025 Placement Agent Warrants issued to him.

Advisor Warrants

On June 5, 2025, the Company issued warrants to acquire up to 100,000 shares of our Common Stock (the "Advisor Warrants") to Brandon Sofer, our advisory agent (in such capacity, the "Advisory Agent") in connection with the Advisory Agent's provision of certain treasury advisory services. The terms of the Advisor Warrants are identical to those of the Placement Agent Warrants, except that the Advisor Warrants will expire on June 5, 2028, are initially exercisable in part beginning on July 7, 2025 at a price of $3.77 per share of Common Stock, and will vest in equal installments at a rate of 1/12th (8.33%) per month, beginning on the thirty day anniversary of the issue date, for twelve month. As of September 30, 2025, 25,000 of the Advisor Warrants had vested and no Advisor Warrants had been exercised.

Outstanding warrants for the Company's Common Stock, as of September 30, 2025, are as follows:

Issue Date and Description	Warrants Outstanding	Exercise Price	Expiration Date

Q1 2023 - Common Warrants and 2023 Placement Agent Warrants	1,359,519	$3.41	Q3 2028
Q2 2024 - Common Warrants	390,959	$3.41	Q4 2029
Q2 2025 - Pre-Funded Warrants (1)	706,261	$3.77	Q2 2030
Q2 2025 - Advisor Warrants	100,000	$3.77	Q2 2028
Q2 2025 - 2025 Placement Agent Warrants	99,470	$4.71	Q2 2030
Q3 2025 - Common Warrants	152,519	$3.41	Q3 2030
	2,808,728	$3.56

(1)	The exercise price for the Pre-Funded Warrants was paid upon issuance of the warrants. The exercise of these warrants will not result in additional proceeds for the Company.

Common warrant activity for the year ended December 31, 2024, and the nine months ended September 30, 2025, is presented below.

	Outstanding and Exercisable
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2023	103,453	$69.03
Granted	24,104	$68.40
Make Whole Provision	2,426,986	$3.41
Exercised	(282,314)	$3.41
Expired	(26)	$2,575.38
Warrants outstanding and exercisable, December 31, 2024	2,272,203	$3.41
Granted	2,341,381	$3.79
Exercised	(1,804,856)	$3.67
Warrants outstanding and exercisable, September 30, 2025	2,808,728	$3.56

Treasury Shares

The Company maintains treasury stock for the Common Stock shares repurchased when withholding shares to cover taxes on transactions related to equity awards. There were no treasury stock transactions during the three and nine months ended September 30, 2025, or the year ended December 31, 2024.

Note 6 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2025, we had 1,983,250 designated shares of preferred stock and 150 shares of preferred stock issued and outstanding.

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

On October 6, 2023, the Company and Investors holding a majority of the outstanding shares of the Series F Preferred Stock agreed to waive any and all provisions, terms, covenants, and obligations in the Certificate of Designations to the extent such provisions permit the conversion or exercise of the Series F Preferred Stock to occur at a price below $11.17. Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $11.17 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, and similar events).

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

During the nine months ended September 30, 2024, 3,033 shares of Series F Preferred Stock, plus accrued dividends of $194,000, were converted into 288,968 shares of the Company’s Common Stock. During the three and nine months ended September 30, 2025, 780 and 970 shares of Series F Preferred Stock, plus accrued dividends of $20,000 and $39,000 were converted into 212,454 and 257,617 shares of the Company's Common Stock, respectively. As of September 30, 2025, 150 shares of Series F Preferred Stock and $19,000 of accrued dividends were outstanding.

Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred Stock Shares	Preferred Stock Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
December 31, 2023 Balance	1,930	$136,000	$13.60	352,624
2024 Issuances	1,648	—		—
2024 Accrued Dividends	—	89,000		—
2024 Conversions	(3,033)	(196,000)	$11.20	288,947
December 31, 2024 Balance	545	29,000	$11.17	641,571
2025 Issuances	575	—	3.77	—
2025 Accrued Dividends	—	29,000		—
2025 Conversions	(970)	(39,000)	$3.77	257,617
September 30, 2025 Balance	150	$19,000	$3.77	899,188

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

During the three and nine months ended September 30, 2025, 575 Preferred Warrants were exercised into 575 shares of Series F Preferred Stock for gross and net proceeds of $561,000 and $516,000, respectively. During the nine months ended September 30, 2024, 1,648 Preferred Warrants were exercised into 1,648 shares of Series F Preferred Stock for gross and net proceeds of $1,607,000 and $1,478,000, respectively. As of September 30, 2025, 30,527 Preferred Warrants remained outstanding.

As discussed in Note 5 - Capital Stock, one of our directors is currently a partner at SEG, a division of Dawson James. During the three and nine months ended September 30, 2025, and the nine months ended September 30, 2024, pursuant to the terms of the 2023 Placement Agent Agreement, we paid Dawson James a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the Preferred Stock Warrants. The fees were $45,000 and $129,000, respectively. Mr. Schechter did not receive any of the fees paid.

Note 7 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested Restricted Stock.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, warrants, and unvested Restricted Stock, to the extent they are dilutive. For the three and nine months ended September 30, 2025, and 2024, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(2,290)	$(1,040)	$(3,567)	$(3,159)
Less: preferred stock dividends	4	12	29	76
Less: deemed dividend	—	8,974	—	8,974
Net loss attributable to common stockholders	$(2,294)	$(10,026)	$(3,596)	$(12,209)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	3,101,231	890,943	2,049,441	735,286
Basic and diluted net loss per share	$(0.74)	$(11.25)	$(1.76)	$(16.60)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	As of September 30,
	2025	2024
Outstanding stock options	—	250
Common stock issuable upon conversion of Series F Preferred Stock (1)	44,747	50,222
Common stock issuable upon conversion of Series F Preferred Warrants (2)	8,097,347	2,784,922
Common stock issuable upon exercise of warrants for Common Stock	2,808,728	2,345,603

(1)

Calculation assumes conversion of the stated value and accrued dividends of the Series F Preferred Stock into Common Stock at a conversion price of $3.77 per share for 2025, and a conversion price of $11.17 for 2024.

(2)

Calculation assumes exercise of the Series F Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at a conversion price of $3.77 for 2025, and a conversion price of $11.17 for 2024.

Note 8 - Segment Reporting

The Company currently operates in two segments for purposes of segment reporting: (1) “Collaboration Products,” which represents the Oblong Industries business surrounding our Mezzanine™ product offerings, and (2) “Managed Services,” which represents the Oblong business surrounding managed services for network solutions and video collaboration. The revenue recorded from the Company's digital assets for the three and nine months ended September 30, 2025, is included in Corporate. The Company will continue to monitor the digital asset activity and create a new segment if it is deemed appropriate.

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

The CODM for both segments for the three and nine months ended  September 30, 2025, and 2024, was Pete Holst, the Company’s President and Chief Executive Officer. As part of the adoption of ASU 2023-07, management reviewed the information provided to the CODM and updated the presentation of such information, including SSEs, to better align with the requirements of ASU 2023-07. Certain prior period segment information has been recast to conform with current-period presentation requirements, including the allocation methodology of bad debt expense, labor and labor-related costs, and certain other segment items to segments. The CDOM reviews assets as a whole entity for decision making.

Certain information concerning the Company’s segments for the three and nine months ended September 30, 2025, and 2024, is presented in the following tables (in thousands):

	Three Months Ended September 30, 2025
	2025	2024	% Change
Revenue
Managed Services	$490	$510	(4)%
Collaboration Products	14	68	(79)%
Corporate - Digital assets	97	—	100%
Consolidated	601	578	4%

Cost of revenues
Managed Services	345	295	17%
Collaboration Products	4	204	(98)%
Corporate - Digital assets	8	—	—%
Consolidated	357	499	(28)%

Gross Margin
Managed Services	145	215	(33)%
Collaboration Products	10	(136)	107%
Corporate - Digital assets	89	—	100%
Consolidated	244	79	(209)%

Operating expenses
Managed Services (1)	—	—	—%
Collaboration Products (2)	3	104	(97)%
Corporate (3)	1,043	1,047	(0)%
Consolidated	1,046	1,151	(9)%

Other (expense) income, net (4)
Unrealized loss on digital assets	(1,517)	—	100%
Interest income, net	29	32	(9)%
Consolidated	(1,488)	32	(4750)%
Net loss before taxes	(2,290)	(1,040)	120%
Income tax expense	—	—	100%
Net loss	$(2,290)	$(1,040)	120%

	Nine Months Ended September 30, 2025
	2025	2024	% Change
Revenue
Managed Services	$1,495	$1,540	(3)%
Collaboration Products	221	275	(20)%
Corporate - Digital assets	99	—	100%
Consolidated	1,815	1,815	0%

Cost of revenues
Managed Services	1,076	995	8%
Collaboration Products	10	624	(98)%
Corporate - Digital assets	9	—	—%
Consolidated	1,095	1,619	(32)%

Gross Margin
Managed Services	419	545	(23)%
Collaboration Products	211	(349)	160%
Corporate - Digital assets	90	—	100%
Consolidated	720	196	(267)%

Operating expenses
Managed Services (1)	—	—	—%
Collaboration Products (2)	—	330	(100)%
Corporate (3)	2,897	3,140	(8)%
Consolidated	2,897	3,470	(17)%

Other (expense) income, net (4)
Managed Services	(1)	—	(100)%
Collaboration Products	—	14	100%
Unrealized loss on digital assets	(1,486)	—	100%
Interest income, net	104	110	(5)%
Consolidated	(1,383)	124	(1215)%
Net loss before taxes	(3,560)	(3,150)	13%
Income tax expense	7	9	100%
Net loss	$(3,567)	$(3,159)	13%

(1)	There were no operating expenses related to our Managed Service segment during the three and nine months ended September 30, 2025, or 2024.
(2)	Operating expenses related to our Collaboration Products Segment include research and development, sales and marketing, and other miscellaneous expenses.
(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses. The three and nine months ended September 30, 2025, also include cash and stock-based advisory fees related to digital assets.

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

	Three Months Ended September 30, 2025
	Managed Services	Collaboration Products	Total

Revenue
Network Services	$477	$—	$477
Video Collaboration	10	14	24
Professional and other services	3	—	3
Total revenue	490	14	504

Significant Segment Expenses
Labor and labor-related (1)	65	—	65
Circuit and network cost of revenue	281	—	281
Other segment items (2)	—	6	6
Segment profit	$144	$8	$152
Segment profit margin %	29%	57%

Unallocated (income) expense
Digital asset revenue, net (3)			$(89)
Other digital asset expenses (4)			107
Corporate expenses (5)			936
Unrealized gain on digital assets			1,517
Interest income			(29)
Loss before income tax expense			$(2,290)

	Three Months Ended September 30, 2024
	Managed Services	Collaboration Products	Total

Revenue
Network Services	$502	$—	$502
Video Collaboration	6	68	74
Professional and other services	2	—	2
Total revenue	510	68	578

Significant Segment Expenses
Labor and labor-related (1)	33	176	209
Severance	—	46	46
Inventory and inventory-related	—	36	36
Circuit and network cost of revenue	261	—	261
Professional services	—	35	35
Other segment items (2)	1	14	15
Segment profit (loss)	$215	$(239)	$(24)
Segment profit margin %	42%	(351)%

Unallocated expense (income) (5)
Corporate expenses			$988
Severance			60
Interest income			(32)
Loss before income tax expense			$(1,040)

	Nine Months Ended September 30, 2025
	Managed Services	Collaboration Products	Total

Revenue
Network Services	$1,457	$—	$1,457
Video Collaboration	28	221	249
Professional and other services	10	—	10
Total revenue	1,495	221	1,716

Significant Segment Expenses
Labor and labor-related (1)	197	13	210
Circuit and network cost of revenue	879	19	898
Bad debt expense (recovery)	—	(18)	(18)
Other segment items (2)	1	—	1
Segment profit	$418	$207	$625
Segment profit margin %	28%	94%

Unallocated (income) expense
Digital asset revenue, net (3)			$(90)
Other digital asset expenses (4)			107
Corporate expenses (5)			2,786
Unrealized loss on digital assets			1,486
Interest income			(104)
Loss before income tax expense			$(3,560)

	For the Nine Months Ended September 30, 2024
	Managed Services	Collaboration Products	Total

Revenue
Network Services	$1,489	$—	$1,489
Video Collaboration	41	275	316
Professional and other services	10	—	10
Total revenue	1,540	275	1,815

Significant Segment Expenses
Labor and labor-related (1)	95	514	609
Property and office expense	—	45	45
Severance	—	46	46
Inventory and inventory-related	—	185	185
Circuit and network cost of revenue	897	—	897
Other non-inventory cost of revenue	3	18	21
Professional Services	—	144	144
Other segment items (2)	—	(12)	(12)
Segment profit (loss)	$545	$(665)	$(120)
Segment profit margin %	35%	(242)%

Unallocated expense (income) (5)
Corporate expenses			$3,018
Severance			60
Stock compensation			62
Interest income			(110)
Loss before income tax expense			$(3,150)

(1)	Includes direct labor costs (including sales and marketing costs), employment taxes, employee benefits, workers’ compensation, and office expenses.
(2)	Other segment items include other income and expenses, net, interest expense, certain professional services, and miscellaneous taxes and fees.
(3)	Digital asset revenue, net, includes staking reward revenue of $97,000 and $99,000 for the three and nine months ended September 30, 2025, respectively, offset by cost of revenue of $8,000 and $9,000 for the three and nine months ended September 30, 2025, respectively.
(4)	Other digital asset expenses include cash advisory fees of $23,000, and stock-based advisory fees of $84,000, for the three and nine months ended September 30, 2025.
(5)	Represents general and administrative costs, less the amounts allocated to the segments for labor and benefits, general liability insurance, professional services, property taxes, and interest income.

For the three and nine months ended September 30, 2025, and 2024, no material revenue was attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency, and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Domestic	$289	$227
Foreign	312	351
	$601	$578

	Nine Months Ended September 30,
	2025	2024
Domestic	$862	$698
Foreign	953	1,117
	$1,815	$1,815

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Three Months Ended September 30,
		2025	2024
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	80%	87%

		Nine Months Ended September 30,
		2025	2024
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	81%	83%

Staking rewards on the Company's digital assets made up 16% and 5% of the Company's consolidated revenue for the three and nine months ended September 30, 2025, respectively.

Concentration of consolidated accounts receivable was as follows:

		As of September 30,
		2025	2024
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Collaboration Products	40%	—%
Customer B	Managed Services	31%	11%
Customer C	Collaboration Products	25%	—%
Customer D	Managed Services	4%	15%
Customer E	Collaboration Products	—%	39%
Customer F	Collaboration Products	—%	11%

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

Staking Rewards on Digital Assets

In exchange for staking digital assets on blockchain networks, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. This award is remitted in the native token of the validator node and is referred to as a staking reward. The Company’s staking reward received from delegating to a third-party validator node is proportionate to the digital assets staked by the Company compared to the total digital assets staked by all delegators to that node at that time. Token rewards earned from staking are calculated and distributed directly to Oblong's digital wallets by the blockchain networks as part of their consensus mechanisms.

Strategy

During the last several years, the Company has faced declining revenues for both our Mezzanine product offering and our Managed Services. These setbacks prompted us to undertake a comprehensive review of our strategic direction with the aim of enhancing shareholder value through various means.

In conjunction with the Company's June 2025 private placement, the Company has started to migrate its product focus from Mezzanine™ and related services to the AI and digital assets market.

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

Oblong’s Results of Operations

Three Months Ended September 30, 2025 (the “2025 Third Quarter”), compared to the Three Months Ended September 30, 2024 (the “2024 Third Quarter”)

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

In 2024, we adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. As part of our adoption of ASU 2023-07 and the Chief Operating Decision Maker’s evaluation of segment performance for the 2025 Third Quarter and the 2024 Third Quarter, we updated certain segment information for 2025 and recast certain prior period segment information from 2024 to conform with our current period segment presentation.

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the 2025 Third Quarter and the 2024 Third Quarter (in thousands):

	Three Months Ended September 30, 2025
	2025	2024	% Change
Revenue
Managed Services	$490	$510	(4)%
Collaboration Products	14	68	(79)%
Corporate - Digital assets	97	—	100%
Consolidated	601	578	4%

Cost of revenues
Managed Services	345	295	17%
Collaboration Products	4	204	(98)%
Corporate - Digital assets	8	—	—%
Consolidated	357	499	(28)%

Gross Margin
Managed Services	145	215	(33)%
Collaboration Products	10	(136)	107%
Corporate - Digital assets	89	—	100%
Consolidated	244	79	(209)%

Operating expenses
Managed Services (1)	—	—	—%
Collaboration Products (2)	3	104	(97)%
Corporate (3)	1,043	1,047	(0)%
Consolidated	1,046	1,151	(9)%

Other (expense) income, net (4)
Unrealized loss on digital assets	(1,517)	—	100%
Interest income, net	29	32	(9)%
Consolidated	(1,488)	32	(4750)%
Net loss before taxes	(2,290)	(1,040)	120%
Income tax expense	—	—	100%
Net loss	$(2,290)	$(1,040)	120%

(1)	There were no operating expenses related to our Managed Service segment during the 2025 Third Quarter or the 2024 Third Quarter.
(2)	Operating expenses related to our Collaboration Products Segment include research and development, sales and marketing, and other miscellaneous expenses.
(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses. The 2025 Third Quarter also includes cash and stock-based advisory fees related to digital assets.

(4)	Unrealized losses from the fair-value remeasurement of digital assets and interest income on our cash and cash-equivalents are related to Corporate.

Revenue. Total revenue increased 4% in the 2025 Third Quarter compared to the 2024 Third Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended September 30,
	2025	% of Revenue	2024	% of Revenue
Revenue: Managed Services
Network services	$477	79%	$502	87%
Video collaboration	10	2%	6	1%
Professional and other services	3	0%	2	0%
Total Managed Services revenue	$490	82%	$510	88%

Revenue: Collaboration Products
Visual collaboration product offerings	$14	2%	$68	12%

Revenue: Digital Assets
Staking Rewards	$97	16%	$—	0%
Total revenue	$601	100%	$578	100%

Managed Services

•	The slight decrease in revenue for network services is mainly attributable to disconnects at certain customer locations.

•	For the 2025 Third Quarter, one customer made up 99% of Managed Services revenue. For the 2024 Third Quarter, this customer made up 98% of Managed Services revenue.

Collaboration Products

•	The decrease in revenue for Collaboration Products was mainly attributable to a decrease in sales of our Mezzanine™ products due to lower demand.

Digital Assets

•

Our digital asset staking rewards are based on the number of digital assets we have staked. For the three months ended September 30, 2025, we had an average staking rate of 99% for our digital asset balance staked.

The following table identifies the digital assets earned from staking activities:

	For the Three Months Ended September 30,
	2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
$TAO	273.84	$97,000	—	$—

Cost of Revenue. Cost of revenue includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes, which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended September 30,
	2025	2024
Cost of Revenue
Managed Services	$345	$295
Collaboration Products	4	204
Digital Assets	8	-
Total cost of revenue	$357	$499

The decrease in our consolidated cost of revenue is mainly attributable to lower costs related to our Collaboration Products segment. Our consolidated gross profit as a percentage of revenue was 26% in the 2025 Third Quarter, compared to a consolidated gross profit as a percentage of revenue of 14% in the 2024 Third Quarter.

Our Managed Services segment recorded a 30% gross profit as a percentage of sales for the 2025 Third Quarter, compared to 42% in the 2024 Third Quarter. This decrease was primarily due to the reallocation of personnel expenses following our reduction in headcount in September 2024.

Our Collaboration Products segment recorded a gross profit as a percentage of sales of 71% for the 2025 Third Quarter, compared to a negative gross profit as a percentage of sales of 200% in the 2024 Third Quarter. This increase was mainly attributable to a decrease in personnel costs in the 2025 Third Quarter related to headcount reductions in September 2024 and a reduction in the expense related to our inventory obsolescence reserve of $29,000 in the 2025 Third Quarter compared to the 2024 Third Quarter.

Our digital assets recorded a gross profit as a percentage of revenue of 92% for the 2025 Third Quarter. Our cost of revenue for digital assets is made up of asset fees charged by the custodian and advisor fees on our staked digital assets.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$3	$38	$(35)	(92)%
Sales and marketing	-	66	(66)	(100)%
General and administrative	1,043	1,047	(4)	(0)%
Total operating expenses	$1,046	$1,151	$(105)	(9)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The decrease in research and development expenses for the 2025 Third Quarter compared to the 2024 Third Quarter is primarily attributable to a decrease in consulting and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the 2025 Third Quarter compared to the 2024 Third Quarter is primarily attributable to reduced personnel expenses during the 2025 Third Quarter related to headcount reductions in September 2024.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and personnel costs in the various corporate support categories, including executive, finance and accounting, legal, human resources, and information technology. The decrease in general and administrative expenses for the 2025 Third Quarter compared to the 2024 Third Quarter is primarily attributable to reduced personnel expenses related to headcount reductions in September 2024, slightly offset by increased professional service fees, stock-based expense, and insurance expenses.

Other (Expense) Income, Net. Other (expense), net for the 2025 Third Quarter, is primarily comprised of unrealized losses on our digital assets, slightly offset by our interest income related to our cash accounts. Other income, net for the 2024 Third Quarter, is primarily comprised of interest income related to our cash accounts.

Loss from Operations. The decrease in the Company’s loss from operations for the 2025 Third Quarter compared to the 2024 Third Quarter is mainly attributable to an increase in gross profit and a decrease in operating expenses.

Oblong’s Results of Operations

Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024

Segment Reporting

In 2024, we adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. As part of our adoption of ASU 2023-07 and the Chief Operating Decision Maker’s evaluation of segment performance for the nine months ended September 30, 2025, and 2024, we updated certain segment information for 2025 and recast certain prior period segment information from 2024 to conform with our current period segment presentation.

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the nine months ended September 30, 2025, and 2024 (in thousands):

	Nine Months Ended September 30, 2025
	2025	2024	% Change
Revenue
Managed Services	$1,495	$1,540	(3)%
Collaboration Products	221	275	(20)%
Corporate - Digital assets	99	—	100%
Consolidated	1,815	1,815	0%

Cost of revenues
Managed Services	1,076	995	8%
Collaboration Products	10	624	(98)%
Corporate - Digital assets	9	—	—%
Consolidated	1,095	1,619	(32)%

Gross Margin
Managed Services	419	545	(23)%
Collaboration Products	211	(349)	160%
Corporate - Digital assets	90	—	100%
Consolidated	720	196	(267)%

Operating expenses
Managed Services (1)	—	—	—%
Collaboration Products (2)	—	330	(100)%
Corporate (3)	2,897	3,140	(8)%
Consolidated	2,897	3,470	(17)%

Other (expense) income, net (4)
Managed Services	(1)	—	(100)%
Collaboration Products	—	14	100%
Unrealized loss on digital assets	(1,486)	—	100%
Interest income, net	104	110	(5)%
Consolidated	(1,383)	124	(1215)%
Net loss before taxes	(3,560)	(3,150)	13%
Income tax expense	7	9	100%
Net loss	$(3,567)	$(3,159)	13%

(1)	There were no operating expenses related to our Managed Service segment during the nine months ended September 30, 2025, or 2024.
(2)

Operating expenses related to our Collaboration Products Segment include research and development, sales and marketing, and other miscellaneous expenses. Operating expense for the nine months ended September 30, 2025, also included a bad debt recovery of $18,000.

(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses. The nine months ended September 30, 2025, also includes cash and stock-based advisory fees related to digital assets.

(4)	Other income (expense) for our segments includes interest expense and non-operating income. Unrealized losses from the fair-value remeasurement of digital assets and interest income on our cash and cash equivalents are related to Corporate.

Revenue. Total revenue remained steady in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Nine Months Ended September 30,
	2025	% of Revenue	2024	% of Revenue
Revenue: Managed Services
Network services	$1,457	80%	$1,489	82%
Video collaboration	28	2%	41	2%
Professional and other services	10	1%	10	1%
Total Managed Services revenue	$1,495	82%	$1,540	85%

Revenue: Collaboration Products
Visual collaboration product offerings	221	12%	275	15%

Revenue: Digital Assets
Staking Rewards	99	5%	—	0%
Total revenue	$1,815	100%	$1,815	100%

Managed Services

•	The slight decrease in revenue for network services is mainly attributable to disconnects at certain customer locations.

•

The decrease in revenue for video collaboration services is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and customer loss to competition.

•	For the nine months ended September 30, 2025, one customer made up 99% of Managed Services revenue. For the nine months ended September 30, 2024, this customer made up 98% of Managed Services revenue.

Collaboration Products

•	The decrease in revenue for Collaboration Products was mainly attributable to a decrease in sales of our MezzanineTM products due to lower demand.

Digital Assets:

•

Our digital asset staking rewards are based on the number of digital assets we have staked. For the nine months ended September 30, 2025, we had an average staking rate of 99% for our digital asset balance.

The following table identifies the digital assets earned from staking activities:

	For the Nine Months Ended September 30,
	2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
$TAO	280.41	$99,000	—	$—

Cost of Revenue. Cost of revenue includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes, which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cost of Revenue
Managed Services	$1,076	$995
Collaboration Products	10	624
Digital Assets	9	-
Total cost of revenue	$1,095	$1,619

The decrease in our consolidated cost of revenue is mainly attributable to lower costs related to our Collaboration Products segment. Our consolidated gross profit as a percentage of revenue was 40% in the nine months ended September 30, 2025, compared to a consolidated gross profit as a percentage of revenue of 11% in the nine months ended September 30, 2024.

Our Managed Services segment recorded a 28% gross profit as a percentage of sales for the nine months ended September 30, 2025, compared to 35% in the nine months ended September 30, 2024. This decrease was primarily due to the reallocation of personnel expenses following our reduction in headcount in September 2024.

Our Collaboration Products segment recorded a gross profit as a percentage of sales of 95% for the nine months ended September 30, 2025, compared to a negative gross profit as a percentage of sales of 127% in the nine months ended September 30, 2024. This increase was mainly attributable to a decrease in personnel costs in the nine months ended September 30, 2025, related to headcount reductions in September 2024, and a reduction in the expense related to our inventory obsolescence reserve of $146,000 in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Our digital assets recorded a gross profit as a percentage of revenue of 91% for the nine months ended September 30, 2025. Our cost of revenue for digital assets is made up of asset fees charged by the custodian and advisor fees on our staked digital assets.

Operating expenses are presented in the following table (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$8	$153	$(145)	(95)%
Sales and marketing	14	177	(163)	(92)%
General and administrative	2,875	3,140	(265)	(8)%
Total operating expenses	$2,897	$3,470	$(573)	(17)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings. The decrease in research and development expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily attributable to a decrease in consulting and outsourced labor costs between these periods.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily attributable to reduced personnel expenses related to headcount reductions in September 2024.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and personnel costs in the various corporate support categories, including executive, finance and accounting, legal, human resources, and information technology. The decrease in general and administrative expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily attributable to reduced personnel expenses related to headcount reductions in September 2024, slightly offset by increased stock-based expenses and professional fees.

Other (Expense) Income, Net. Other (expense), net for the nine months ended September 30, 2025, is primarily comprised of unrealized losses on digital assets, slightly offset by interest income on our cash accounts. Other income, net for the nine months ended September 30, 2024, is primarily comprised of interest income related to our cash accounts.

Loss from Operations. The decrease in the Company’s loss from operations for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is mainly attributable to an increase in gross profit and a decrease in operating expenses.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Critical Accounting Policies

During the nine months ended September 30, 2025, we adopted critical accounting policies related to our digital assets. Please refer to Note 1 - Business Description and Significant Accounting Policies - Digital Assets for further information. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2024 Annual Report.

Liquidity and Capital Resources

As of September 30, 2025, we had $3,737,000 in cash and cash equivalents and working capital of $9,820,000. For the nine months ended September 30, 2025, we incurred a net loss of $3,567,000, and we used $2,271,000 of net cash in operating activities.

Financing activities provided $9,043,000 of net cash for the nine months ended September 30, 2025, consisting of net proceeds from the 2025 Private Placement and warrant exercises.

We believe our existing cash, cash equivalents, and the fair value of our $TAO tokens (if converted to cash) will be sufficient to fund our operations and meet our working capital requirements for at least the next twelve months from the filing of this Report. This assessment is based on current market conditions, regulatory environment, and the Company's operational plans, all of which are subject to change. In the long term, we believe additional capital will be required to fund operations and provide growth capital, including increasing the size of our cryptocurrency treasury. To access capital to fund operations or provide growth capital, we will need to raise capital from the exercise of outstanding common and/or preferred warrants, and/or in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions, and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2024 Annual Report. Except as set forth below, there have been no material changes to these risks during the nine months ended September 30, 2025. The risks described in the 2024 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the three and nine months ended September 30, 2025, one major customer accounted for 80% and 81% of the Company’s total consolidated revenue, respectively. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology, and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside our control, such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a depository institution’s failure to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

Future issuances of equity or debt securities by us may adversely affect the market price of our Common Stock. Our authorized share capital consists of 150 million shares of Common Stock. As of the filing of this report, we had an aggregate of approximately 146.8 million shares of Common Stock authorized but unissued, and approximately 19 million shares of Common Stock authorized but unissued after giving effect to the exercise or conversion, as applicable, of the securities issued in the 2023 Private Placement and the 2025 Private Placement and outstanding awards, assuming all of the shares of Series F Preferred Stock are converted into 44,747 shares of Common Stock at the conversion price of $3.77, all of the Preferred Warrants are exercised in full and the underlying shares of Series F Preferred Stock are converted into 8,097,347 shares of Common Stock at the conversion price of $3.77, all of the 8,097,347 Common Warrants issued upon the exercise of the Preferred Warrants are then exercised at an exercise price of $3.77 in exchange for 8,097,347 shares of Common Stock, all of the Common Warrants and Placement Agent Warrants issued in the 2023 Private Placement are exercised at an exercise price of $3.41 for 1,902,997 shares of Common Stock, all the Pre-Funded Warrants issued in 2025 Private Placement are exercised at an exercise price of $3.77 for 706,261 shares of Common Stock, all of the Placement Agent Warrants issued in the 2025 Private Placement are exercised at an exercise price of $4.71 for 99,470 share of Common Stock, and the Advisor Warrants are exercised at an exercise price of $3.77 for 100,000 shares of Common Stock. Additionally, depending on the trading prices of our Common Stock, we may need to issue more or fewer shares of Common Stock in connection with the exercise of the Preferred Warrants. If we do not have the shares of Common Stock available to issue in connection with such exercises, we will be required to provide the exercising holder a buy-in of cash.

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

We own and might purchase additional digital assets, the price of which has been, and will likely continue to be, highly volatile. We currently own and expect to purchase digital assets in the future. Digital assets are generally highly volatile assets. In addition, digital assets do not pay interest or other returns and so the ability to generate a return on investment from the net proceeds from this offering will depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from this offering. Future fluctuations in digital asset trading prices may result in our converting digital assets purchased into cash with a value substantially below the purchase price.

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

OBLONG, INC.

November 13, 2025	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

November 13, 2025	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)