Form 10-K
period 2025-12-31
TaoWeave, Inc.
filed 2026-03-20
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 001-35376

TAOWEAVE, INC.

(Exact name of registrant as specified in its charter)

Delaware		77-0312442
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

110 16th Street, Suite 1400-1024
Denver, CO		80202
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (213) 683-8863 ext. 5

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	TWAV	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $5,128,910.

The number of shares of the Registrant’s common stock outstanding as of March 19, 2026, was 3,327,210.

TAOWEAVE, INC.

Index

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations, and intentions of TaoWeave, Inc. (“TaoWeave” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding TaoWeave's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to TaoWeave, are intended to identify forward-looking statements. These statements are based on TaoWeave's current plans, and TaoWeave's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. TaoWeave has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations, intentions, and other factors that are discussed in “Item 1A. Risk Factors” and/or listed below. TaoWeave undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to TaoWeave or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: the Company's plans to explore partnerships within the Bittensor ecosystem, demand for our product offerings, future revenues, expenses, capital expenditures and cash flows; our ability to fund operations and continue as a going concern; our liquidity projection; expectations regarding adjustments to our cost of revenue and other operating expenses; the future exercise of warrants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about the ongoing performance of our Managed Services business; statements relating to market need and evolution of the industry, our solutions and our service platforms;  our beliefs about employee relations;  adequacy of our internal controls; and statements regarding our information systems and ability to prevent cybersecurity incidents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

•	We own and may purchase additional digital assets, the prices of which have been, and will likely continue to be, highly volatile.
•	If any of the digital assets we hold are classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease certain operations.
•	Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.
•	Classification of the digital assets we hold as a commodity could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations.
•	We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisors.
•

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues may experience greater fraud, security failures, or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets.

•	Our historical financial statements may not reflect the potential variability in earnings that we may experience in the future relating to our holdings of digital assets.
•	Digital asset holdings are less liquid than cash and cash equivalents and may not serve as a source of liquidity for us to the same extent.
•	Digital asset lending arrangements may expose us to risks of borrower default, operational failures, and cybersecurity threats.
•	We may incur losses from staking, delegating, and other related services.
•	Intellectual property disputes related to digital assets technology could threaten our ability to operate.
•	The open-source structure of digital asset networks exposes us to risks related to software development, security vulnerabilities, and potential disruptions
•	We maintain crime insurance for our digital assets but there is still a risk of total loss in the event of theft or destruction and if coverage is denied.
•	If we, or our third-party service providers, experience a security breach or cyberattack, and unauthorized parties obtain access to our digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets, and our financial condition and results of operations could be materially adversely affected.
•	The irreversibility of digital asset transactions exposes us to risks of theft, loss, and human error, which could negatively impact our business.
•	If we fail to implement our new digital asset-related strategy, or if it is ineffective, our financial performance could be materially and adversely affected.
•	We may be unable to attract and retain qualified and skilled employees or consultants.
•	Our Company experienced revenue declines in recent fiscal years, and revenue may continue to decline in future periods.
•	We have a history of substantial net operating losses, and we may incur future net losses.
•

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity, and our ability to operate as a going concern in the future.

•

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, and results of operations.

•	Any future disposition of assets and business could have material and adverse effects on business, financial conditions, and operations if not consummated in a timely manner.
•	We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business.
•	We depend on our network providers and facilities infrastructure.
•	Our network depends on telecommunications carriers, and they may limit or deny us access to their network or fail to perform, which would have a material adverse effect on our business.
•	We may experience material disconnections and/or reductions in the prices of our services and may not be able to replace the resulting revenue losses.
•	We are exposed to the credit and other counterparty risk of our customers in the ordinary course of our business.
•	Failure to retain and recruit key personnel would harm our ability to meet key objectives.
•	If our actual liability for sales and use taxes and federal regulatory fees is different from our accrued liability, it could have a material impact on our financial condition.
•	The terms of the Series F Preferred Stock could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions, and engage in other business activities that may be in our best interests.
•	Cyber-attacks, data incidents, malware, or an intrusion into our physical security systems may disrupt our business operations, result in the loss of critical and confidential information, harm our operating results and financial condition, and damage our reputation; and cyber-attacks or data incidents on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business.
•	Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation, or otherwise harm our business.
•	Our business, operating results, and financial condition could be materially harmed by regulatory uncertainty applicable to our products and services.

•	Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.
•	Penny stock regulations may impose certain restrictions on the marketability of our securities.
•	Future operating results may vary from quarter to quarter, and we may fail to meet the expectations of securities analysts and investors at any given time.
•	Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.
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

•	Future issuances of equity or debt securities by us may adversely affect the market price of our Common Stock.
•	We may not be able to comply with all applicable listing requirements or standards of the Nasdaq Capital Market, and Nasdaq could delist our Common Stock.
•	We may be delisted from the Nasdaq if we fail to maintain a minimum market value of $5.0 million in listed securities.
•	Holders of our Series F Preferred Stock will have no rights with respect to our Common Stock until the Series F Preferred Stock is converted, but may be adversely affected by certain changes in our Common Stock.
•	Holders of our Series F Preferred Stock may have to pay taxes if we adjust the conversion ratio of the Series F Preferred Stock in certain circumstances, even though the holders would not receive any cash.
•	Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.
•	We incur significant accounting and administrative costs as a publicly traded corporation that impact our financial condition.
•	Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold them fail.

PART I

Item 1. Business

Overview

We are a public company focused on the Bittensor ecosystem, a decentralized, open-source protocol that coordinates the development and deployment of artificial intelligence (“AI”) models. Our principal asset is TAO, Bittensor’s native cryptocurrency, which we accumulate and stake on the Bittensor network to generate yield in the form of additional TAO tokens. Our goal is to provide public-market investors with economic exposure to the Bittensor ecosystem.

During the year ended December 31, 2025, we deployed approximately $8.7 million to acquire approximately 24,128 TAO tokens through purchases executed via BitGo Trust Company, Inc. (“BitGo”) and the Kraken exchange (“Kraken”, and together with BitGo, the “TAO Custodians”). As of December 31, 2025, we held approximately 24,665 TAO tokens, inclusive of approximately 544 TAO earned through staking rewards during the period. All of our TAO is staked.

Since our private placement financing in June 2025 (the “2025 Private Placement”), we have also been evaluating opportunities to participate more directly in the Bittensor network, including potential investments in or partnerships with teams operating subnets on the platform. During 2025, we conducted due diligence on a number of subnet projects to assess their viability, technology, and potential alignment with our strategy. As of the date of this Report, we have not entered into any binding commitments with respect to subnet investments or partnerships, and no assurance can be given that any such opportunities will be pursued or, if pursued, will be completed on terms favorable to the Company or at all.

We also operate legacy businesses centered around our patented Mezzanine™ product line and managed services for video collaboration and network solutions. In conjunction with our 2025 Private Placement, we began transitioning our focus from these legacy operations to the Bittensor ecosystem.

Background on Bittensor and TAO

Bittensor is a decentralized network, built on a dedicated Layer 1 blockchain called “Subtensor” using the Substrate framework, that creates an open marketplace for AI. The network is organized into independent sub-networks called “subnets,” each focused on a specific type of AI task such as text generation, image recognition, or data analysis. Within each subnet, independent contributors (commonly referred to as “miners”) produce AI outputs, and other participants (commonly referred to as “validators”) evaluate the quality of that work. An on-chain algorithm called Yuma Consensus aggregates validator evaluations across the network and allocates newly minted TAO rewards accordingly—a process commonly referred to as “Proof-of-Intelligence.” Contributors who produce higher-quality outputs earn more TAO; validators who evaluate accurately also earn more TAO.

TAO serves three functions within the network: it is the unit of value used to reward participants, the staking asset that determines a participant’s influence and share of rewards, and the token used to pay transaction fees on the Subtensor blockchain.

TAO has a fixed supply cap of 21,000,000 tokens. New TAO is emitted as rewards to network participants at a rate that declines over time through periodic “halving” events, similar in structure to Bitcoin’s supply schedule. The first halving occurred in December 2025, reducing daily emissions from approximately 7,200 TAO to approximately 3,600 TAO. As of the filing of this Report, TAO’s circulating supply was approximately 10.8 million tokens with a market capitalization of approximately $3.0 billion, according to publicly available sources. Circulating supply is dynamic: daily emissions are partially offset by tokens consumed through subnet registration and other protocol mechanisms.

Our Cryptocurrency Asset Strategy

Our current primary activity is accumulating and staking TAO. We have adopted a long-only TAO accumulation policy under which we allocate substantial portions of our available cash to purchase TAO with the goal of maximizing TAO holdings per outstanding common share. As of December 31, 2025, approximately 66% of our total assets (including cash) were held in TAO. We intend to continue allocating substantial portions of our excess cash to TAO without a formal cap on the percentage of assets invested.

We do not hedge our TAO exposure and do not hold any other digital assets. We have not sold any TAO since inception of our digital asset strategy. All TAO is staked as soon as trade settlement permits, and we currently spread staking across both of our TAO Custodians. There are significant risks associated with our concentrated, unhedged position in a single digital asset. We have not implemented any hedging strategies to date, and there can be no assurance that any such strategies will be implemented or, if implemented, effective. See “Item 1A. Risk Factors.”

Our Staking Program

We stake substantially all of our TAO through our TAO Custodians, who delegate our tokens to validators on the Bittensor network. In exchange for our staked TAO supporting a validator’s operations, we receive a proportional share of the TAO rewards earned by that validator, net of the validator’s commission (commonly referred to as the validator’s “take”). Rewards are calculated and distributed directly to our digital wallets by the network as part of its consensus mechanism.

During the year ended December 31, 2025, we earned approximately 544 TAO through staking, representing approximately $186,000 in revenue. Staking yields are variable and depend on several factors, including validator performance, total network stake, and the dynamics of the specific subnets to which our TAO is delegated. The Bittensor protocol does not impose lock-up periods or unbonding delays; as of December 31, 2025, all of our staked TAO could be unstaked and transferred without protocol-enforced waiting periods. We do not currently engage in direct subnet mining or validation but may explore such activities in the future.

In February 2025, the Bittensor network implemented an upgrade known as Dynamic TAO (“dTAO”), which changed how staking rewards flow through the network. Prior to dTAO, stakers received a share of rewards based on their overall network delegation. Under dTAO, staking is directed into specific subnets, where TAO is exchanged for that subnet’s internal token (“alpha”). Rewards flow to stakers within each subnet based on their alpha holdings, and exiting a subnet position converts alpha back to TAO at prevailing market rates. This means our staking returns are now influenced by which subnets we stake into and how those subnets perform relative to the broader network, adding a layer of variability that did not exist before the upgrade. See “Item 1A. Risk Factors” for further discussion of risks related to dTAO.

Mezzanine™ Product Offerings

Our product is called Mezzanine™, a family of turn-key products that enable dynamic and immersive visual collaboration across multi-users, multiple screens, multiple devices, and multiple locations. Mezzanine™ allows multiple people to share, control, and arrange content simultaneously, from any location, enabling all participants to see the same content in its entirety at the same time in identical formats, resulting in dramatic enhancements to both in-room and virtual videoconference presentations. Applications include video telepresence, laptop and application sharing, whiteboard sharing, and slides. Spatial input allows content to be spread across screens spanning different walls, be scalable to an arbitrary number of displays, and interact with our proprietary wand device. Mezzanine™ substantially enhances day-to-day virtual meetings with technology that accelerates decision making, improves communication, and increases productivity. Mezzanine™ scales up to support the most immersive and commanding innovation centers; across to link labs, conference spaces, and situation rooms; and down for the smallest work groups. Mezzanine’s digital collaboration platform can be sold as delivered systems in various configurations for small teams to total immersion experiences. The family includes the 200 Series (two display screens), 300 Series (three screens), and 600 Series (six screens). We also sell maintenance and support contracts related to Mezzanine™.

Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Sales of our Mezzanine™ product have been adversely affected during the last several years by the commercial response to the COVID-19 pandemic and its aftermath. We have not invested in research and development or sales and marketing for our Mezzanine™ product in recent years.  Given the declines in sales, we announced end-of-life for Mezzanine™ in 2025, and we expect to end the sale of Mezzanine™ products and maintenance after the first quarter of 2026.

Managed Services for Network

We provide our customers with network solutions that ensure reliable, high-quality, and secure traffic of video, data, and internet. Network services are offered to our customers on a subscription basis. Our network services business incurs variable costs associated with purchasing and reselling this connectivity.

Managed Services for Video Collaboration

We provide a range of managed services for video collaboration, from automated to orchestrated, to simplify the user experience and drive adoption across our customers’ enterprises. We deliver our services through a hybrid service platform or as a service layer on top of our customers’ video infrastructure. We provide our customers with i) managed videoconferencing, where we set up and manage customer videoconferences, and ii) remote service management, where we provide 24/7 support and management of customer video environments.

Sales and Marketing – Mezzanine™ and Managed Services

We sell globally through direct customer sales and channel partners. To preserve capital, the Company significantly reduced its investments in sales and marketing during the last several years. For the years ended December 31, 2025, and 2024, sales and marketing expenses were $21,000 and $181,000, respectively.

Customers – Mezzanine™ and Managed Services

The majority of our revenue for the years ended December 31, 2025, and 2024, was generated from direct sales, with the remainder sold through distribution channels. These channels include systems integrators, channel partners, other resellers, and distributors. Sales to these service providers have been characterized by large and sporadic purchases and longer sales cycles. Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels.

A significant portion of our revenue is generated from a limited number of customers. For the years ended December 31, 2025, and 2024, one major customer accounted for 79% and 85% of the Company’s total consolidated revenue, respectively. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers.

Competition – Mezzanine™ and Managed Services

The market for communication and collaboration technology services is competitive and rapidly changing. Certain features of our current Mezzanine™ product offerings compete in the communication and collaboration technologies market with products offered from Cisco WebEx, Zoom, LogMeIn, and GoToMeeting, as well as with bundled productivity solutions providers that offer limited content-sharing capabilities, such as Microsoft Teams and Google G Suite. In the rapidly evolving “Ideation” market, certain elements of our application compete with Microsoft, Google, InFocus, Bluescape, Mersive, Barco, Nureva, and Prysm.

With respect to our managed services for video collaboration, we primarily compete with managed services companies, videoconferencing equipment resellers, and telecommunication providers, including BT Conferencing, AT&T, Verizon, LogMeIn, Yorktel, ConvergeOne, and AVI-SPL. We also compete with companies that offer hosted videoconference bridging solutions, including Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft, and Polycom, are delivering competitive cloud-based videoconferencing and calling services. With the technology advancements over the past few years, including browser-based and mobile video, the options for video collaboration solutions and services are greater than ever before. Regarding our network managed services, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon, and Telus. Our competitors offer services similar to ours both bundled and unbundled, creating a highly competitive environment that puts pressure on the pricing of these services. Revenue attributable to our managed services described above has declined in recent years, primarily due to customer losses to competition. We expect this trend to continue for our managed services business.

Intellectual Property – Mezzanine™ and Managed Services

G-speak is the core technology platform for Mezzanine™. It enables the development of applications that run across multiple screens and devices. Our customers use the platform to solve big data problems, collaborate more effectively, and go from viewing pixels on a single screen to interacting with pixels on every screen.

Videoconferencing has traditionally posed challenges for users, requiring a complex maze of systems and networks to navigate and closely manage. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors’ video equipment, resulting in communication islands. Our suite of managed services for video collaboration can be accessed and utilized by customers regardless of their technology or network. Customers who purchase a Cisco, Polycom, Avaya, or LifeSize (Logitech) system, or use certain other third-party video communications software, such as Microsoft, WebEx, or WebRTC, may all take advantage of our services regardless of their network choice. Our services support all standard video signaling protocols, including SIP, H.323, and Integrated Services Digital Network (“ISDN”), using infrastructure from various manufacturers.

Research and Development

During the years ended December 31, 2025, and 2024, the Company incurred research and development expenses of $10,000 and $155,000, respectively, related to developing features and enhancements to our Mezzanine™ product offerings.

Employees

As of December 31, 2025, we had 7 total full-time employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and comprises a mix of competitive base salaries, bonuses, equity compensation awards, and other employee benefits. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good. We are committed to diversity and inclusion as well as equitable pay within our workforce. In addition, the health and safety of our employees, customers, and communities are of primary concern to us.

Corporate History

TaoWeave, Inc. was formed as a Delaware corporation in May 2000. Prior to March 6, 2020, TaoWeave, Inc. was named Glowpoint, Inc. (“Glowpoint”). On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006 (“Oblong Industries”), pursuant to the terms of an Agreement and Plan of Merger (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, Oblong Industries became a wholly owned subsidiary of the Company (the “Merger”). On March 6, 2020, Glowpoint changed its name to Oblong, Inc. Oblong, Inc. changed its name to TaoWeave, Inc. on December 8, 2025, reflecting its evolution into a digital asset treasury company designed for public market investors.

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

In addition, we make available, free of charge, on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents on our website at www.taoweave.ai by accessing the investor relations section. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.

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

Risks Related to Digital Assets

We own and may purchase additional digital assets, the prices of which have been, and will likely continue to be, highly volatile. We currently own digital assets and expect to purchase more in the future. Digital assets are generally highly volatile assets. In addition, digital assets do not pay interest or other returns, so the ability to generate a return on investment from the net proceeds of the June 2025 and future offerings will depend on whether their value appreciates following our purchases of digital assets with those proceeds. Future fluctuations in digital asset trading prices may result in our converting digital assets purchased into cash with a value substantially below the purchase price.

If any of the digital assets that we hold are classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease certain operations. Regulatory changes or interpretations that classify digital assets that we hold as a security under the Securities Act of 1933, as amended (the “Securities Act”), or the Investment Company Act of 1940, as amended (the “Investment Company Act”), could require us to register and comply with additional regulations. Compliance with these requirements could impose extraordinary, non-recurring expenses on our business. If the costs and regulatory burdens become too great, we may be forced to modify or cease certain operations, which could be detrimental to our investors.

The SEC has previously indicated that certain digital assets may be considered securities depending on their structure and use. Future developments could change the legal status of digital assets that we may hold, requiring us to comply with securities laws. If we fail to do so, we may be forced to discontinue some or all of our business activities, which could negatively impact investments in our securities.

If the SEC or other regulators determine that digital assets that we may hold qualify as securities, we may be required to register as an investment company under the Investment Company Act. This classification would subject us to additional periodic reporting, disclosure requirements, and regulatory compliance obligations, significantly increasing our operational costs.

Although we do not currently engage in investing, reinvesting, or trading in securities, and we do not hold ourselves out as an investment company, we could inadvertently be deemed an investment company under the Investment Company Act. If we are unable to rely on an exclusion, we would be required to register with the SEC, which could impose additional financial and regulatory burdens.

Furthermore, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns. If regulatory changes or interpretations require us to register as a money services business with FinCEN under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at an unfavorable time for investors.

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

The classification of digital assets we hold as commodities could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how digital assets are classified and traded.

If the digital assets we may hold are further regulated as commodities, we may be required to register as a commodity pool operator and to register the Company as a commodity pool with the CFTC through the National Futures Association. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers. Mutual funds, ETFs, and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended to benefit and protect investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of our changes to our digital asset strategy, our use of leverage, our ability to engage in transactions with affiliated parties, and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers.

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues may experience greater fraud, security failures, or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets. Digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, many digital asset trading venues do not provide the public with significant information about their ownership structures, management teams, corporate practices, and regulatory compliance. As a result, the marketplace may lose confidence in digital asset trading venues, including prominent exchanges that handle a significant volume of such trading and/or are subject to regulatory oversight, in the event one or more digital asset trading venues cease or pause for a prolonged period the trading of digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

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

Our historical financial statements may not reflect the potential variability in earnings that we may experience in the future relating to our holdings of digital assets. Our historical financial statements reflect unrealized losses in 2025 from the price decline in TAO but may not fully reflect the potential variability in earnings we may experience from holding or selling digital assets. The prices of digital assets have historically been highly volatile, subject to dramatic fluctuations. We will need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our digital assets are impaired. As a result, volatility in our earnings may be significantly greater than we have experienced in prior periods.

Digital asset holdings are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent. Historically, the digital asset market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. As a result, digital asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, digital assets we hold with our custodians and transact with our trade execution partners do not enjoy the same protections as those available to cash or securities deposited with or transacted by institutions regulated by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital-raising transactions collateralized by our unencumbered digital assets, or to otherwise generate funds using our digital asset holdings, including during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions, including capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Digital asset lending arrangements may expose us to risks of borrower default, operational failures, and cybersecurity threats. From time to time in the future, we may generate income through the lending of digital assets, which carries significant risks. The volatility of such digital assets increases the likelihood of borrower defaults due to market downturns, liquidity crises, fraud, or other financial distress. These lending transactions may be unsecured and therefore subordinated to the borrower's secured debt. If a borrower becomes insolvent, we may be unable to recover the loaned digital asset, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs, or system outages could disrupt lending activities, delay transactions, or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing, and other malicious attacks, pose further risks, potentially leading to the loss, theft, or misappropriation of our loaned bitcoin. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation, and ability to conduct future lending activities.

We may incur losses from staking, delegating, and other related services. Crypto assets that utilize PoS consensus mechanisms enable holders to earn rewards by participating in decentralized governance, bookkeeping, and transaction confirmation activities on their underlying blockchain networks. We stake certain of our crypto assets on blockchain networks through BitGo. Most PoS networks require crypto assets to be transferred into smart contracts on the underlying blockchain networks, not under our or anyone’s control. If any third-party service providers, or smart contracts, fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our crypto assets may be irretrievably lost. In addition, most PoS blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the node operator acts maliciously on the network, “double-signs” any transactions, or experiences extended downtimes. Slashing penalties can apply due to prolonged inactivity on a blockchain network, inadvertent errors (such as computing or hardware issues), or more serious behavior, such as intentional malfeasance. If we are slashed by an underlying blockchain network, our crypto assets may be confiscated, withdrawn, or burnt by the network, resulting in permanent, irrecoverable losses that could materially impact our financial position. Any penalties or slashing events could damage our brand and reputation, cause financial losses, and adversely impact our business.

Intellectual property disputes related to digital asset technology could threaten our ability to operate. The legal landscape for digital assets remains uncertain, and third parties may assert intellectual property claims related to blockchain technology, digital asset transactions, or source code. Any litigation, regardless of its merit, could create uncertainty about the long-term viability of digital asset networks and reduce investor confidence in our business. If a court upholds an intellectual property claim, we and other market participants could be restricted from accessing certain digital asset networks or conducting transactions, which could materially impact our business, results of operations, and financial condition.

The open-source structure of digital asset networks exposes us to risks related to software development, security vulnerabilities, and potential disruptions. Digital asset networks are open-source projects, and although there may be an influential group of leaders within the network community, there is generally no official developer or group of developers that formally controls the network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, enhance security, or implement necessary network improvements in a timely manner. If the digital asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies, and reduced trust, all of which could negatively impact the digital assets’ long-term viability and our business.

We maintain crime insurance for our digital assets but there is still a risk of total loss in the event of theft or destruction, and if coverage is denied. We maintain third party crime insurance for coverage on digital assets. However, there is no assurance such coverage will protect us from losses if insurers were to deny coverage. If an event occurs that results in the loss of our digital assets, whether due to cyberattacks, fraud, or other malicious activities, we may have no viable legal recourse or ability to recover them. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the party responsible will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets, and our financial condition and results of operations could be materially adversely affected. The digital assets we may purchase may be held in accounts at institutional-grade digital asset custodians. Blockchain-based cryptocurrencies and the entities that provide services to the participants in the cryptocurrency ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in customer assets. A successful security breach or cyberattack could result in:

•a partial or total loss of digital assets that we may purchase in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who may hold our digital assets;

•harm to our reputation and brand;

•improper disclosure of data and violations of applicable data privacy and other laws; or

•significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual, and financial exposure.

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

The irreversibility of digital asset transactions exposes us to risks of theft, loss, and human error, which could negatively impact our business. Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, the control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets, will generally not be reversible, and we may not be able to seek compensation for any such transfer or theft.

It is possible that, through computer or human error, theft, or criminal action, digital assets could be transferred in incorrect amounts or to unauthorized third parties. To the extent we are unable to seek a corrective transaction to identify the third party that has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations, and financial condition.

If we fail to implement our new digital asset-related strategy, or if it is ineffective, our financial performance could be materially and adversely affected. Our future financial performance and success depend in large part on the effectiveness of our new business strategy for the Bittensor ecosystem, our digital asset holdings, and on our ability to successfully implement it. Implementation of our strategy will require effective management of our operational, financial, and human resources and will place significant demands on those resources. There are risks involved in pursuing our strategy. In addition to the risks set forth elsewhere in this Report, the effectiveness of and the successful implementation of our business strategy could also be affected by a number of factors beyond our control, such as legal developments, government regulation, general economic conditions, increased operating costs or expenses, and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are unable to successfully implement our business strategy, our long-term growth and profitability may be adversely affected. Even if we successfully implement some or all of the initiatives in our business strategy, our operating results may not improve and could decline substantially.

We may be unable to attract and retain qualified and skilled employees or consultants. We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We must be able to attract, develop, motivate, and retain highly qualified and skilled employees or consultants. Due to the nascent nature of the digital assets ecosystem, the pool of qualified talent is extremely limited, particularly for executive talent with engineering, risk management, and financial regulatory expertise. We may face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel or consultants, we could incur significant costs, including salaries and benefits, and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. A failure to attract, retain, and motivate additional highly skilled employees or consultants required for the planned expansion of our business could adversely impact our operations and impair our ability to grow.

Risks Related to Our Managed Services and Collaboration Products Business

Our Company experienced revenue declines in recent fiscal years, and revenue may continue to decline in future periods. In recent fiscal years, our Company has faced a troubling trend of decreasing revenue, a situation that may not only persist but potentially worsen in the future. Specifically, our Mezzanine™ and Managed Services revenue has suffered due to significant customer losses and a decline in demand for our offerings. This downturn can be attributed to the fiercely competitive landscape of our industry, where we face intense pressure to lower prices to remain competitive. We expect further declines in the future for these businesses.

We have a history of substantial net operating losses and may incur future losses. We reported substantial net losses in recent years. In the future, we may not be able to achieve revenue growth, profitability, or generate positive cash flow on a quarterly or annual basis. If we do not achieve profitability in the future, the value of our common stock may be adversely impacted, and we could have difficulty obtaining capital to continue our operations.

Our business activities will require additional financing that might not be obtainable on acceptable terms, if at all. This could have a material adverse effect on our financial condition, liquidity, and ability to operate as a going concern in the future. The Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025, have been prepared on the assumption that the Company will continue as a going concern. We have experienced revenue declines in recent fiscal years and incurred net losses.

We believe our existing cash, cash equivalents, and the fair value of our TAO tokens (if converted to cash) will be sufficient to fund our operations and meet our working capital requirements for at least the next twelve months from the filing of this Report. This assessment is based on current market conditions, regulatory environment, and the Company's operational plans, all of which are subject to change. In the long term, we believe additional capital will be required to fund operations and provide growth capital, including expanding our cryptocurrency treasury. To access capital to fund operations or provide growth capital, we will need to raise capital from the exercise of outstanding common and/or preferred warrants, and/or in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital on terms acceptable to us, it could have a material adverse effect on the Company.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, and results of operations. Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not currently believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act. Although we are exploring strategic alternatives, we intend to conduct our operations so as not to be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, and results of operations.

Any future disposition of assets and business could have material and adverse effects on business, financial conditions, and operations if not consummated in a timely manner. As part of our corporate strategy, our management considers and evaluates opportunities involving dispositions of assets and businesses. Such transactions may expose us to unknown or unforeseeable challenges resulting in disruption of business operations, loss of key personnel and ongoing tax benefits treatment, failure to obtain necessary statutory and regulatory approvals, provide ongoing indemnity, and compliance with post-closing obligations, which may affect or prevent us from consummating the transactions, and have a material and adverse effect on our business, financial conditions, and operations.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2025, one major customer accounted for 79% of the Company’s total consolidated revenue. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology, and the introduction of alternative competing products, or as a result of the perceived quality or cost-effectiveness of our products or services. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control, such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a depository institution's failure to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals, and/or choose not to renew our services. A loss of, or a reduction in, sales or anticipated sales to our most significant or several of our smaller customers, could have a material adverse effect on our business, financial condition, and results of operations.

We depend on our network providers and facilities infrastructure. Our success depends on our ability to implement, expand, and adapt our network infrastructure and support services to accommodate increasing video traffic and evolving customer requirements at an acceptable cost. This has required and will continue to require that we enter into agreements with providers of infrastructure capacity, equipment, facilities, and support services on an ongoing basis. We cannot ensure that any of these agreements can be obtained on satisfactory terms and conditions. We also anticipate that future expansions and adaptations of our network infrastructure facilities may be necessary to accommodate growth in the number of customers we serve. In addition, we utilize third-party vendors of network connectivity related to our network services business. We cannot ensure that these vendors will perform to our customers' satisfaction, which could result in lost revenue.

Our network depends on telecommunications carriers, and they may limit or deny us access to their network or fail to perform, which would have a material adverse effect on our business. We rely upon the ability and willingness of certain telecommunications carriers and other corporations to provide us with reliable high-speed telecommunications service through their networks. If these telecommunications carriers and other corporations decide not to continue to provide service to us through their networks on substantially the same terms and conditions (including, without limitation, price, early termination liability, and installation interval), if at all, it would have a material adverse effect on our business, financial condition, and results of operations. Additionally, many of our service-level objectives depend on satisfactory performance by our telecommunications carriers. If they fail to so perform, it may have a material adverse effect on our business.

We may experience material disconnections and/or reductions in the prices of our services and may not be able to replace the resulting revenue losses. Historically, we have experienced both significant service disruptions and reductions in the prices of our services. We endeavor to secure long-term commitments from new customers and expand our relationships with current customers. The disconnection of services by our significant customers or by several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations. Service contract durations and termination liabilities are defined within the terms and conditions of the Company’s agreements with our customers. Termination of services in our existing agreements typically requires a minimum of 30 days’ notice and is subject to early termination penalties equal to the amount of accrued and unpaid charges, including the remaining term length multiplied by any fixed monthly fees. The standard service agreement with us includes an auto-renewal clause at the end of each term, unless the customer chooses to terminate service at that time. Certain customers and partners negotiate master agreements with custom termination liabilities that differ from our standard form of service agreement.

We are exposed to the credit and other counterparty risk of our customers in the ordinary course of our business. Our customers have varying degrees of creditworthiness, and we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to an increased risk of nonpayment under our contracts with them. In the event that a material customer or customers default on their payment obligations to us, discontinue buying services from us, or use their buying power with us to reduce their revenue, this could materially adversely affect our financial condition, results of operations, or cash flows.

Failure to retain and recruit key personnel would harm our ability to meet key objectives. We have attracted a highly skilled management team and specialized workforce. Our future success is dependent in part on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for these personnel is intense. Our inability to hire qualified personnel on a timely basis, or the departure of key employees (including Peter Holst, the Company’s President and CEO) without a suitable replacement, could materially and adversely affect our business development and, therefore, our business, prospects, results of operations, and financial condition. Stock incentive plans are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility, or lack of positive performance in our stock price or equity incentive awards, or changes to our overall compensation program, including our stock incentive program, resulting from the management of share dilution and share-based compensation expense or otherwise, may also adversely affect our ability to retain key employees. As a result of one or more of these factors, we may increase hiring in geographic areas outside the United States, which could subject us to additional geopolitical and exchange-rate risk. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

If our actual liability for sales and use taxes and federal regulatory fees is different from our accrued liability, it could have a material impact on our financial condition. Each state has different rules and regulations governing sales and use taxes, which are subject to varying interpretations that may change over time. We review these rules and regulations periodically, and when we believe our services are subject to sales and use taxes in a particular state, we voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales taxes and federal fees. If one or more taxing authorities determine that taxes should have been paid but were not with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our customer contracts require our customers to pay all applicable sales taxes and fees. Nevertheless, customers may be reluctant to pay back taxes and may refuse to assume responsibility for any interest or penalties associated with those taxes. If we are required to collect and pay back taxes, including associated interest and penalties, and our customers fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, the imposition of such taxes on our services going forward will effectively increase the cost of those services to our customers and may adversely affect our ability to retain existing customers or attract new customers in the areas in where such taxes are imposed. We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. The assessment of taxes, interest, and penalties arising from audits, litigation, or other sources, could be materially adverse to our current and future results of operations and financial condition.

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

Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we be able to maintain compliance. The financial covenants could limit our ability to make needed expenditures or otherwise conduct necessary or desirable business activities.

Risks Related to Cybersecurity and Regulations

Cyber-attacks, data incidents, malware, or an intrusion into our physical security systems may disrupt our business operations, result in the loss of critical and confidential information, harm our operating results and financial condition, and damage our reputation; and cyber-attacks or data incidents on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business. In the ordinary course of providing video communications services, we transmit sensitive and proprietary customer information. We depend on the proper functioning, availability, and security of our information systems, including, without limitation, those systems used in our operations. We have undertaken measures to protect the safety and security of our inventory and information systems, as well as the data maintained within them. On an annual basis, we test the adequacy of our security measures. Despite our implementation of security measures, there can be no assurance that they will detect and prevent security incidents in a timely manner or prevent damage or interruption to our systems and operations, or inventory theft. The products and services we sell to customers, and our servers, data centers, and the cloud-based solutions on which our data, and the data of our customers, suppliers, and business partners are stored, are vulnerable to improper functioning, cyber-attacks, data incidents, malware, and similar disruptions from unauthorized access or tampering by malicious actors or inadvertent error. Any such event could compromise our products, services, and networks or those of our customers, and the proprietary information stored on our systems or those of our customers could be improperly accessed, processed, disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners, and others, give rise to legal/regulatory action, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. A security incident at any one of our physical facilities, such as that which occurred during 2022, could result in a significant loss of inventory or increase expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on our business, financial condition, and results of operations. Efforts to limit malicious actors' ability disrupt the operations of the Internet or undermine our security may be costly to implement, meet resistance, and fail. Cybersecurity incidents in our customers’ networks or in cloud-based services provided by or enabled by us, whether attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation, or otherwise harm our business.

Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation, or otherwise harm our business. The products and services we sell to customers inevitably contain vulnerabilities or critical security defects that have not been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions about which vulnerabilities or security defects to fix and the timing of those fixes, which could result in an exploit that compromises security. Customers also need to test security releases before deployment, which can delay implementation. In addition, we rely on third-party software and cloud-based service providers, and we cannot control the pace at which they remediate vulnerabilities. Customers may also choose not to deploy a security release or to upgrade to the latest versions of our products, services, or cloud-based solutions that include it, leaving them vulnerable. Vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation, or otherwise harm our business.

Our business, operating results, and financial condition could be materially harmed by regulatory uncertainty applicable to our products and services. Changes in regulatory requirements applicable to the industries in which we operate, in the United States and in other countries, could materially affect the sales of our products and services. In particular, changes in telecommunications regulations could affect our service provider customers’ purchase of our products and offers, as well as sales of our own regulated offers. In addition, evolving legal requirements restricting or controlling the collection, processing, or cross-border transmission of data, including regulations governing cloud-based services, could materially affect our customers’ ability to use our products and our ability to sell them. Additional areas of uncertainty that could impact sales of our products and offers include laws and regulations related to encryption technology, environmental sustainability, export control, product certification, and national security controls applicable to our supply chain. Changes in regulatory requirements in these areas could have a material adverse effect on our business, operating results, and financial condition.

Risks to Owning Our Common Stock

Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses. Historically, our common stock has experienced substantial price volatility, particularly due to differences between our actual financial results and analysts' published expectations, as well as announcements by us and our competitors. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, and security of our products or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology companies, in particular, and that have often been unrelated to their operating performance. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by our current or potential competitors or us, may materially adversely affect the market price of our common stock in the future. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;
•	the success of competitive products or technologies;
•	our ability to comply with the continued listing standards of the Nasdaq Capital Market;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	declines in the market prices of stocks generally;
•	the trading volume of our common stock;
•	conversions of Series F Preferred Stock into common stock and the subsequent sales of common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry, and market conditions;
•	fluctuations in demand for our services in part due to changes in the global economic environment;
•	the overall movement toward industry consolidation among both our competitors and our customers;
•	changes in sales and implementation cycles for our services and reduced visibility into our customers’ spending plans and associated revenue;
•	the timing, size, and mix of orders from customers;
•	how well we execute our strategy and operating plans, and the impact of changes in our business model that could result in significant restructuring charges;
•	our ability to achieve targeted cost reductions;
•	benefits anticipated from our investments;
•	changes in tax law or accounting rules, or interpretations thereof;
•

actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets, liabilities, and other items reflected in our Consolidated Financial Statements;

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

•	the failure of any bank and the resulting economic uncertainty it causes.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile, and may be volatile in the future, investors in our common stock could incur substantial losses. Following periods of market volatility, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations, and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those at which we sold to investors.

Throughout much of our corporate history, our common stock has been thinly traded and therefore susceptible to wide price swings. While our common stock has recently experienced increased trading volume, we cannot ensure that this level of trading volume will continue or that the increased trading volumes will lessen the historical volatility in the price of our common stock. Thinly traded stocks are more susceptible to significant and sudden price changes, and the liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. At any time, the liquidity of our common stock may decrease to the thinly traded levels it has experienced in the past, and we cannot ensure that any holder of our securities will be able to find a buyer for its shares. Further, we cannot ensure that an organized public market for our securities will continue or that there will be any private demand for our common stock.

Additionally, in recent years, the stock prices of certain companies have experienced significant volatility due to short sellers of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and the market, leading to their prices trading at significantly inflated levels disconnected from the companies' underlying value. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily, as interest in those stocks has abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

Penny stock regulations may impose certain restrictions on the marketability of our securities. The SEC has adopted regulations that generally define a “penny stock” as any equity security with a market price of less than $5.00 per share, subject to certain exceptions. Our common stock is presently subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock,” unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must disclose recent price information for the “penny stock” held in the account and information on the limited market for “penny stocks.” Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of common stock to sell such securities.

Future operating results may vary from quarter to quarter, and we may fail to meet the expectations of securities analysts and investors at any given time. We have experienced, and may continue to experience, significant quarterly fluctuations in operating results. Factors that cause fluctuations in our results of operations include a lack of revenue growth, declines in revenue, declines in gross margins, and increases in operating expenses. Accordingly, it is possible that, in one or more future quarters, our operating results will be adversely affected and fall short of the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

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

The issuance of the securities in the 2023 Private Placement and the 2025 Private Placement significantly diluted the ownership interest of the existing holders of our Common Stock, and the market price of our Common Stock will likely decline significantly as a result of sales of such securities into the public market by the selling stockholders and subsequent investors or the perception that such sales may occur. Our existing holders of Common Stock have been significantly diluted by the issuance of the securities in the 2023 Private Placement and would be subject to additional dilution as a result of the conversion of those securities and the securities issued in the 2025 Private Placement into shares of Common Stock. Our public float was significantly increased, and the market price of our Common Stock could decline significantly as a result of subsequent sales of the shares of Common Stock issued, or underlying the securities issued in the 2023 Private Placement and the 2025 Private Placement, which could occur at any time, or the perception that such sales may occur.

In addition, the exercise price or conversion price of these securities may be at prices below the current and/or then trading prices of shares of our Common Stock or at prices below the price at which our existing shareholders purchased our Common Stock. The selling stockholders may make a significant profit from the resale of the securities, depending on the trading price of our securities at the time of sale and the purchase price they paid for them. While the selling stockholders may realize a positive rate of return based on the trading price of our securities, the existing holders of our Common Stock may not realize a similar rate of return on the shares of Common Stock they purchased due to differences between the purchase price and the trading price.

Future issuances of equity or debt securities by us may adversely affect the market price of our Common Stock. Our authorized share capital consists of 150 million shares of Common Stock. As of the filing of this Report, we had an aggregate of approximately 146.7 million shares of Common Stock authorized but unissued, and approximately 127.7 million shares of Common Stock authorized but unissued after giving effect to the exercise or conversion, as applicable, of the 18.9 million shares reserved for the securities issued in the 2023 Private Placement, the 2025 Private Placement, and other outstanding awards, assuming all of the shares of Series F Preferred Stock are converted into 45,754 shares of Common Stock at the conversion price of $3.77, all of the Preferred Warrants are exercised in full and the underlying shares of Series F Preferred Stock are converted into 8,097,347 shares of Common Stock at the conversion price of $3.77, all of the 8,097,347 Common Warrants issued upon the exercise of the Preferred Warrants are then exercised at an exercise price of $3.77 in for 8,097,347 shares of Common Stock, all of the Common Warrants issued in the 2023 Private Placement are exercised at an exercise price of $3.41 for 1,749,527 shares of Common Stock, all of the 2023 Placement Agent Warrants issued in the 2023 Private Placement are exercised at an exercise price of $3.41 for 153,470 shares of Common Stock, all the Pre-Funded Warrants issued in 2025 Private Placement are exercised at an exercise price of $3.77 for 586,261 shares of Common Stock, all of the 2025 Placement Agent Warrants issued in the 2025 Private Placement are exercised at an exercise price of $4.71 for 99,470 share of Common Stock, and the Advisor Warrants are exercised at an exercise price of $3.77 for 100,000 shares of Common Stock. Additionally, depending on the trading price of our Common Stock, we may need to issue more or fewer shares of Common Stock upon exercise of the Preferred Warrants. If we do not have the shares of Common Stock available to issue in connection with such exercises, we will be required to provide the exercising holder a buy-in of cash.

In the future, we may attempt to obtain financing or to increase further our capital resources, or refinance existing obligations, by issuing additional shares of our Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Future acquisitions could require substantial additional capital beyond cash from operations. There can be no guarantee that these offers to exchange will be successful. In addition, we also expect to issue additional shares with the exercise of our stock options under our incentive plans.

Issuing additional shares of our Common Stock or other equity securities or securities convertible into equity for financing or in connection with our incentive plans, acquisitions, or otherwise may dilute the economic and voting rights of our existing shareholders or reduce the market price of our Common Stock or both. Upon liquidation, holders of our debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. Thus, holders of our Common Stock bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their stockholdings in us. Additionally, we may be required to secure stockholder approval to authorize additional shares of Common Stock if we desire to issue additional shares of Common Stock or other equity securities or securities convertible into equity.

We may not be able to comply with all applicable listing requirements or standards of the Nasdaq Capital Market, and Nasdaq could delist our Common Stock. Our Common Stock is listed on the Nasdaq Capital Market. To maintain that listing, we must meet the minimum financial and other continued listing requirements and standards, including but not limited to maintaining a minimum closing bid price of $1.00 per share and at least $2.5 million of stockholders’ equity.

In the event that we are unable to maintain compliance with the continued listing requirements and cannot re-establish compliance within the required timeframe, our Common Stock could be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our financial condition, and which would cause the value of our Common Stock to decline. If our Common Stock is not eligible for listing or quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. In such an event, it would become more difficult to dispose of or obtain accurate price quotations for our Common Stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our Common Stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

We may be delisted from the Nasdaq if we fail to maintain a minimum market value of $5.0 million in listed securities. Nasdaq has proposed amendments to its continued listing standards that would require listed companies to maintain a minimum $5.0 million market value of listed securities (“MVLS”), and in certain circumstances could result in immediate delisting for non-compliance. As of the date of this Report, the proposed rule has been submitted to the Securities and Exchange Commission for review and is not yet effective. There can be no assurance that the proposed rule will not be approved or adopted in its current or modified form.

If the rule becomes effective and our MVLS falls below the required threshold, we may not be able to maintain our Nasdaq listing. The market value of our listed securities depends largely on the trading price of our common stock and the number of publicly held shares, both of which are subject to market volatility and factors beyond our control. As of the filing of this Report, our MVLS was approximately $4.4 million.

If we are unable to satisfy Nasdaq’s continued listing requirements or regain compliance within any applicable cure period, our common stock could be delisted. Delisting would likely reduce the liquidity and market price of our common stock, limit investor interest, and impair our ability to raise additional capital. If our common stock were to trade on an over-the-counter market, trading volume and liquidity would likely be significantly lower. Any such delisting could have a material adverse effect on our business, financial condition, and stockholders.

Holders of our Series F Preferred Stock will have no rights with in our Common Stock until the Series F Preferred Stock is converted, but may be adversely affected by certain changes made with respect to our Common Stock. Holders of our Series F Preferred Stock will have no rights with respect to our Common Stock, including voting rights, rights to respond to Common Stock tender offers, if any, and rights to receive dividends or other distributions on shares of our Common Stock, if any (other than through a conversion rate adjustment), prior to the conversion date with respect to a conversion of the Series F Preferred Stock, but holders' investment in the Series F Preferred Stock may be negatively affected by these events. Upon conversion, holders will be entitled to exercise the rights of a holder of shares of our Common Stock only as to matters for which the record date occurs on or after the conversion date. For example, in the event that an amendment is proposed to our certificate of incorporation or bylaws requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to the conversion date, Series F holders will not be entitled to vote on the amendment (unless it would adversely affect the special rights, preferences, privileges and voting powers of the Series F Preferred Stock), although they will nevertheless be subject to any changes in the powers, preferences or special rights of our Common Stock, even if your Series F Preferred Stock has been converted into shares of our Common Stock prior to the effective date of such change.

Holders of our Series F Preferred Stock may have to pay taxes if we adjust the conversion ratio of the Series F Preferred Stock in certain circumstances, even though the holders would not receive any cash. Upon certain adjustments to (or certain failures to make adjustments to) the conversion ratio of the Series F Preferred Stock, holders may be deemed to have received a dividend distribution from us, resulting in taxable income to them for U.S. federal income tax purposes, even though holders would not receive any cash in connection with such adjustment to (or failure to adjust) the conversion ratio. If a holder is a non-U.S. holder of the Series F Preferred Stock, any deemed dividend distribution may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty. Please consult your tax advisor regarding the U.S. federal income tax consequences of an adjustment to the conversion ratio of the Series F Preferred Stock.

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

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

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

General Risks

We incur significant accounting and administrative costs as a publicly traded corporation that impact our financial condition. As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements become more stringent or if controls previously deemed effective later fail, we may be forced to incur additional expenditures, the amounts of which could be material. Some of our competitors are privately owned, so their comparatively lower accounting and administrative costs can be a competitive disadvantage for us. Should our sales continue to decline, or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, our costs associated with regulatory compliance will rise as a percentage of sales.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold them fail. Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If we are unable to access all or a significant portion of the amounts we have deposited at financial institutions for any extended period of time, we may not be able to pay our operational expenses or make other payments until we are able to move our funds to accounts at one or more other financial institutions, which process could cause a temporary delay in making payments to our vendors and employees and cause other operational challenges.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have a multilayered framework for detecting and responding to reasonably foreseeable cybersecurity risks and threats. To protect our information technology (“IT”) systems from cybersecurity threats, we use various tools to prevent, detect, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. In the event of a material change to our systems or operations, we would assess the internal and external threats to the security, confidentiality, integrity, and availability of our data and systems, as well as other material risks to our operations. We leverage technical safeguards intended to protect the Company’s information systems from cybersecurity threats, including firewalls, threat monitoring, intrusion prevention and detection systems, anti-malware, access controls, privilege management, asset and endpoint management, and ongoing system security assessments. We oversee third-party service providers through regular vendor diligence and reviews. We monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular network scans, system audits, and intelligence feeds. The results of these assessments are used to improve our security posture through remediation efforts.

We have developed an incident management process to coordinate activities for preparing to respond to and recover from cybersecurity incidents, including triage, severity assessment, investigation, escalation, containment, and remediation, as well as compliance with applicable legal obligations and mitigation of reputational damage.

Our business strategy, results of operations, and financial condition have not been materially affected by previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or by any future material incidents. For more information on our cybersecurity-related risks, see “Item 1A, Risk Factors” in this Annual Report.

Governance

TaoWeave's Director of IT is responsible for assessing and managing cybersecurity risks. It has extensive experience focused on increasing the organization's resilience to security threats and staying current on new developments by monitoring the cybersecurity landscape. The team monitors TaoWeave's IT environment for potential security threats, investigating and responding to security events to minimize risk.

TaoWeave's Audit Committee oversees TaoWeave's cybersecurity risks and receives regular updates from management on technology and security developments, as well as TaoWeave's assessment of cybersecurity threats and mitigation plans. The Audit Committee oversees internal controls and financial reporting, including controls and procedures that are designed to ensure that significant cybersecurity incidents are communicated to both senior management and the Audit Committee. In the event of a material cybersecurity incident affecting our IT systems or data management, the Audit Committee would promptly work to formulate a mitigation plan and review compliance with such plan, as well as to ensure compliance with any external regulatory or disclosure requirements, including any disclosures of material cybersecurity incidents.

Item 2. Properties

We currently lease warehouse space in a facility in Denver, CO, to store our inventory. With the exception of the warehouse space just described, we currently operate from remote employment sites and have a remote office at 110 16th Street, Suite 1400-1024, Denver, CO 80202.

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including those covered by insurance. As of the date hereof, we are not a party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock trades on the Nasdaq Capital Market under the symbol “TWAV.”

As reported on the Nasdaq Capital Market, the closing sale price of our common stock was $1.33 per share on March 19, 2026. As of March 19, 2026, 3,327,210 shares of our common stock were issued and outstanding. As of March 19, 2026, there were 185 holders of record of our common stock. Equiniti is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid cash dividends on our common stock and does not expect to do so for the foreseeable future. We intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination regarding the payment of dividends based on conditions then existing, including our earnings, financial condition, and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer

On April 17, 2025, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $500,000 of the Company’s common stock. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2025. As of December 31, 2025, $500,000 remained available for repurchase under the Stock Repurchase Program.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2025, and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2025, and 2024, and the related notes attached thereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity, or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Business

We are a digital asset treasury company dedicated exclusively to Bittensor, a decentralized blockchain network for artificial intelligence ("AI") development and machine learning.  Bittensor allows individuals and organizations to contribute computational power to train, validate, and improve AI models while earning rewards through TAO, Bittensor’s native cryptocurrency.  In 2025, the Company invested $8,736,000 to acquire 24,128 TAO tokens. As of December 31, 2025, the Company holds 24,665 TAO tokens. The Company’s TAO holdings are all fully staked in the Bittensor network, enabling the Company to generate revenue and yield through earning staking rewards in the form of TAO tokens.

The Company is also operating legacy businesses centered around our patented Mezzanine™ product line and our managed services for video collaboration and network solutions. In conjunction with the Company's June 2025 financing, the Company began migrating its product focus from Mezzanine™ and managed services to building a digital asset treasury company.

The Company currently operates in three segments: (1) "Digital Assets", which represents the business surrounding our treasury activity with Bittensor, (2) “Managed Services”, which represents the business surrounding managed services for video collaboration and network solutions, and (3) “Collaboration Products”, which represents the business surrounding our Mezzanine™ product offerings.

Digital Assets

As a digital asset treasury company dedicated exclusively to Bittensor, a decentralized blockchain network for AI development and machine learning, the Company generates revenue and yield through earning staking rewards. Bittensor allows individuals and organizations to contribute computational power to train, validate, and improve AI models while earning rewards through TAO, Bittensor’s native cryptocurrency.  We generally stake all our TAO token holdings, subject to various liquidity and operational considerations, and we review this allocation periodically. All staking services are provided through the TAO Custodians, enabling yield generation while maintaining the highest standards of security and regulatory compliance. Through their staking services, our TAO Custodians hold and stake our TAO through their selected validators.

Mezzanine™ Product Offerings

Our product is called Mezzanine™, a family of turn-key products that enable dynamic and immersive visual collaboration across multi-users, multiple screens, multiple devices, and multiple locations. Mezzanine™ allows multiple people to share, control, and arrange content simultaneously, from any location, enabling all participants to see the same content in its entirety at the same time in identical formats, resulting in dramatic enhancements to both in-room and virtual videoconference presentations. Applications include video telepresence, laptop and application sharing, whiteboard sharing, and slides. Spatial input allows content to be spread across screens spanning different walls, be scalable to an arbitrary number of displays, and interact with our proprietary wand device. Mezzanine™ substantially enhances day-to-day virtual meetings with technology that accelerates decision making, improves communication, and increases productivity. Mezzanine™ scales up to support the most immersive and commanding innovation centers; across to link labs, conference spaces, and situation rooms; and down for the smallest work groups. Mezzanine’s digital collaboration platform can be sold as delivered systems in various configurations for small teams to total immersion experiences. The family includes the 200 Series (two display screens), 300 Series (three screens), and 600 Series (six screens). We also sell maintenance and support contracts related to Mezzanine™.

Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Sales of our Mezzanine™ product have been adversely affected during the last several years by the commercial response to the COVID-19 pandemic and its aftermath. We have not invested in research and development or sales and marketing for our Mezzanine™ product in recent years.  Given the declines in sales, we announced end-of-life for Mezzanine™ in December 2025, and we expect to end the sale of Mezzanine™ products and maintenance after the first quarter of 2026.

Managed Services for Network

We provide our customers with network solutions that ensure reliable, high-quality, and secure traffic of video, data, and internet. Network services are offered to our customers on a subscription basis. Our network services business incurs variable costs for purchasing and reselling this connectivity.

Managed Services for Video Collaboration

We provide a range of managed services for video collaboration, from automated to orchestrated, to simplify the user experience and drive adoption across our customers’ enterprises. We deliver our services through a hybrid service platform or as a service layer on top of our customers’ video infrastructure. We provide our customers with i) managed videoconferencing, where we set up and manage customer videoconferences, and ii) remote service management, where we provide 24/7 support and management of customer video environments.

Results of Operations

Year Ended December 31, 2025 (“2025”) versus Year Ended December 31, 2024 (“2024”)

Segment Reporting

The Company currently operates in three segments: (1) "Digital Assets", which represents the business surrounding our treasury activity with Bittensor, (2) “Managed Services”, which represents the business surrounding managed services for video collaboration and network solutions, and (3) “Collaboration Products”, which represents the business surrounding our Mezzanine™ product offerings.

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the years ended December 31, 2025, and 2024 (in thousands):

	For the Years Ended December 31,
	2025	2024	% Change
Revenue
Digital Assets	$186	$—	100%
Managed Services	1,957	2,062	(5)%
Collaboration Products	294	316	(7)%
Consolidated	$2,437	$2,378	2%

Cost of revenues
Digital Assets	$24	$—	100%
Managed Services	1,384	1,337	4%
Collaboration Products	15	710	(98)%
Consolidated	$1,423	$2,047	(30)%

Gross Margin
Digital Assets	$162	$—	100%
Managed Services	573	725	(21)%
Collaboration Products	279	(394)	(171)%
Consolidated	$1,014	$331	206%

Operating expenses
Digital Assets (1)	$209	$—	100%
Managed Services (2)	—	—	0%
Collaboration Products (3)	11	341	(97)%
Corporate (4)	3,756	4,192	(10)%
Consolidated	$3,976	$4,533	(12)%

Other income (expense), net
Digital Assets (5)	$(3,519)	$—	(100)%
Managed Services (6)	—	(1)	(100)%
Collaboration Products (6)	—	16	100%
Corporate (7)	128	154	(17)%
Consolidated	(3,391)	169	(2107)%
Net loss before taxes	(6,353)	(4,033)	58%
Income tax expense	2	10	(80)%
Net loss	$(6,355)	$(4,043)	57%

	As of December 31,
Total assets	2025	2024	% Change
Digital Assets (8)	$5,562	$—	100%
Managed Services (9)	401	422	(5)%
Collaboration Products (10)	258	285	(9)%
Corporate (11)	1,998	4,568	(56)%
Consolidated	$8,219	$5,275	56%

(1)	Operating expenses related to our Digital Assets segment include cash and stock-based advisory fees.
(2)	There were no operating expenses related to our Managed Service segment in 2025 and 2024.
(3)	Operating expenses related to our Collaboration Products segment include non-capitalized software costs and commission expenses. During 2025, and 2024, $18,000 bad debt recovery and $2,000 bad debt expense were recorded, respectively.
(4)	Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff; general liability and other insurance; professional fees; and similar corporate expenses.
(5)	Other expense for our Digital Assets segment includes unrealized losses from revaluations of our digital assets.
(6)	Other income (expense) for Managed Services and Collaboration Products segments includes interest expense and non-operating income.
(7)	Unallocated other income in Corporate is primarily related to interest income.
(8)	Digital Asset assets include the fair value of the Company's digital asset holdings as of the end of the period and unamortized stock-based compensation expense.
(9)	Managed Services assets include cash equivalents, accounts receivable, and prepaid expenses.
(10)	Collaboration Products' assets include cash equivalents and prepaid expenses.
(11)	Unallocated assets in Corporate include cash and prepaid expenses that are corporate in nature and don't apply to a single segment.

Revenue. Total revenue increased 2.5% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below (in thousands):

	Year Ended December 31,
	2025	% of Revenue	2024	% of Revenue
Revenue: Digital Assets
Staking rewards	$186	8%	$—	0%
Total Digital Assets revenue	$186	8%	$—	0%

Revenue: Managed Services
Network services	$1,898	78%	$1,990	84%
Video collaboration	44	2%	56	2%
Professional and other services	15	1%	16	1%
Total Managed Services revenue	$1,957	80%	$2,062	87%

Revenue: Collaboration Products
Visual collaboration product offerings	$294	12%	$316	13%
Total Collaboration Products revenue	$294	12%	$316	13%
Total consolidated revenue	$2,437	100%	$2,378	100%

Digital Assets

•	During the year ended December 31, 2025, we earned 544 TAO tokens through staking, or $186,000 in revenue.

•	In exchange for staking TAO on the Bittensor blockchain network, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. This award is remitted in the validator node's native token (TAO) and is referred to as a staking reward. The Company’s staking reward received from delegating to a third-party validator node is proportional to the Company's staked digital assets relative to the total staked by all delegators to that node at that time. TAO token rewards earned from staking are calculated and distributed directly to the Company’s digital wallets by the blockchain networks as part of their consensus mechanisms.

Managed Services

•	The decrease in revenue for network services is mainly attributable to disconnects at certain customer locations.

•	The decrease in revenue from video collaboration services is mainly attributable to lower revenue from existing customers (due to price or service level reductions) and to customer losses to competitors.

•	For the year ended December 31, 2025, one customer accounted for 98% of Managed Services revenue and 79% of consolidated revenue. For the year ended December 31, 2024, this same customer made up 98% of Managed Services revenue and 85% of consolidated revenue.

Collaboration Products

•

Customers generally use our Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. The year-over-year decrease in revenue for our Collaboration Products business is mainly attributable to lower sales of our Mezzanine™ products, driven by lower demand.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation, amortization, and casualty gain, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes, which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Year Ended December 31,
	2025	2024
Cost of Revenue
Digital Assets	$24	$—
Managed Services	1,384	1,337
Collaboration Products	15	710
Total cost of revenue	$1,423	$2,047

Digital Assets

Our Digital Assets segment recorded a gross profit percentage of 87% in 2025. Our cost of revenue for digital assets consists of custodian fees and advisor fees on our staked digital assets.

Managed Services

Our Managed Services segment recorded a gross profit percentage of 29% and 35% for 2025 and 2024, respectively. The year-over-year decrease was primarily due to the reallocation of personnel following our September 2024 headcount reduction.

Collaboration Products

Our Collaboration Products segment recorded a gross profit percentage of 95% for 2025, compared to a negative gross profit percentage of 125% for 2024. The year-over-year decrease in cost of revenue for our Collaborations Products segment is mainly attributable to lower personnel costs in 2025, driven by headcount reductions in September 2024, and a reduction in inventory-related expenses. As of December 31, 2024, the Company recorded a full reserve against our inventory on hand, resulting in zero net inventory.

Consolidated

The year-over-year decrease in the cost of revenue is mainly attributable to lower costs in our Collaboration Products segment. The Company’s consolidated gross profit percentage was 42% in 2025 compared to 14% in 2024.

Operating expenses are presented in the following table (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$10	$155	$(145)	(94)%
Sales and marketing	21	181	(160)	(88)%
General and administrative	3,945	4,197	(252)	(6)%
Total operating expenses	$3,976	$4,533	$(557)	(12)%

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing product offerings for our Collaboration Products segment. The year-over-year decrease in research and development expenses in 2025 relative to 2024 is primarily attributable to lower consulting and outsourced labor costs. There were no research and development costs for our Managed Services segment in 2025 or 2024, and there were none for our Digital Assets segment in 2025.

Sales and Marketing. The year-over-year decrease in sales and marketing expenses for our Collaboration Products segment in 2025 compared to 2024 is primarily attributable to lower personnel costs, driven by our headcount reduction in September 2024. There were no sales and marketing expenses for our Managed Services segment in 2025 or 2024, and there were none for our Digital Assets segment in 2025.

General and Administrative. General and administrative expenses primarily include direct corporate expenses for personnel across the following corporate support categories: executive, legal, finance and accounting, human resources, and information technology. The year-over-year decrease in general and administrative expenses in 2025 compared to 2024 is mainly attributable to decreases in personnel costs resulting from our headcount reduction in September 2024 and a recovery in bad debt, partially offset by increases in professional service, stock-based expense, and insurance expense.

Loss from Operations. The year-over-year decrease in the Company’s loss from operations is mainly attributable to the reduction in operating expenses, as addressed above, and the introduction of our Digital Assets segment.

Other (Expense) Income, Net. Other expense, net for 2025, is primarily comprised of unrealized losses on the revaluation of our digital assets, slightly offset by interest income related to our cash accounts. Other income, net for 2024, is primarily comprised of interest income related to our cash accounts.

Income Tax Expense. We recorded income tax expense of $2,000 in 2025, compared to $10,000 in 2024 (see Note 11 - Income Taxes to our Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2025, we had $2,258,000 in cash and cash equivalents, $5,395,000 in digital asset balances, and $7,029,000 in working capital. For the year ended December 31, 2025, we incurred a net loss of $6,355,000, and we used $3,015,000 of net cash in operating activities.

Cash used in investing activities for 2025 was $8,736,000, consisting of new investments in digital assets. No cash was used in investing activities in 2024.

Net cash provided by financing activities for 2025 was $9,043,000, consisting of net proceeds from the 2025 Private Placement and warrant exercises. Net cash provided by financing activities for 2024 was $2,381,000, consisting of net proceeds from warrant exercises (see Note 5 - Capital Stock and Note 6 - Preferred Stock to our Consolidated Financial Statements).

Future Capital Requirements

We believe our existing cash, cash equivalents, and the fair value of our TAO tokens (if converted to cash) will be sufficient to fund our operations and meet our working capital requirements for at least the next twelve months from the filing of this Report. This assessment is based on current market conditions, regulatory environment, and the Company's operational plans, all of which are subject to change. In the long term, we believe additional capital will be required to fund operations and provide growth capital, including expanding our cryptocurrency treasury. To access capital to fund operations or provide growth capital, we will need to raise capital from the exercise of outstanding common and/or preferred warrants, and/or in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital on terms acceptable to us, it could have a material adverse effect on the Company.

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

The Company had staked $5,395,000 of digital assets as of December 31, 2025. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the respective blockchains. As of December 31, 2025, all staked digital assets could be unbonded immediately. The $186,000 in rewards generated from proprietary staking activities for the year ended December 31, 2025, was recorded as point-in-time revenue. The Company stakes its TAO directly from BitGo and Kraken custody, qualified custodians, enabling yield generation while maintaining the highest standards of security and regulatory compliance.

The Company’s managed videoconferencing services are offered to our customers on either a usage- or subscription-based model. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue from professional services is recognized when the services are performed. The costs associated with obtaining a customer contract are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. There was no deferred revenue recorded or recognized to Managed Services as of December 31, 2025, or December 31, 2024.

The Company’s visual collaboration products are composed of hardware and embedded software sold as a complete package and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of the installation, triggering recognition of revenue for maintenance services, ranging from one to three years. Revenue from maintenance services is recognized over time. Deferred revenue, as of December 31, 2025, totaled $13,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2025, the Company recorded $36,000 of revenue that was included in deferred revenue as of December 31, 2024. During the year ended December 31, 2024, the Company recorded $132,000 of revenue that was included in deferred revenue as of December 31, 2023.

Revenue recorded over time for the years ended December 31, 2025, and 2024, was $63,000 and $156,000, respectively. Revenue recorded at a period in time for the years ended December 31, 2025, and 2024, was $2,374,000 and $2,222,000, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2025, and 2024, we had no off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with U.S. GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Board of Directors

Our Board of Directors currently consists of four directors. The current Board members include three independent directors and our chief executive officer. The core responsibility of our Board of Directors is to exercise its business judgment to act in what it reasonably believes to be in the best interests of the Company and its stockholders. Further, members of the Board fulfill their responsibilities in accordance with their fiduciary duties to the stockholders and in compliance with all applicable laws and regulations. The primary responsibilities of the Board include:

•	Oversight of management performance and assurance that stockholder interests are served;

•	Oversight of the Company’s business affairs and long-term strategy; and

•	Monitoring adherence to the Company’s standards and policies, including, among other things, policies governing internal controls over financial reporting.

Our Board of Directors conducts its business through Board meetings and through activities of the standing committees, as further described below. The Board and each of the standing committees meet throughout the year and also hold special meetings and act by written consent from time to time, as appropriate. Board agendas include regularly scheduled executive sessions for independent directors to meet without management present. The Board has delegated various responsibilities and authority to different committees of the Board, as described below. Members of the Board have access to all members of management outside of Board meetings.

Our Board of Directors met and/or acted by written consent nine times during the year ended December 31, 2025. During this period, each director attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he/she was a director and (ii) the total number of meetings of committees of the Board of Directors on which he served, held during the period for which he/she served. The Company does not have a policy regarding directors’ attendance at our annual meetings of stockholders.

The following table sets forth information with respect to our Board of Directors as of the date of this Report.

Name	Age	Position with Company
Jason Adelman (1)(2)(3)	56	Director, Chair of the Audit Committee
Jonathan Schechter (1)(2)(3)(4)	52	Director, Chairman of the Board, Chair of the Compensation Committee
Peter Holst	57	Director, President, and Chief Executive Officer
Deborah Meredith (1)(2)(3)	66	Director, Chair of the Nominating Committee

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee
(4) Appointed pursuant to that certain Securities Purchase Agreement, dated March 30, 2023, by and among the Company and the investors named therein.

Biographies for Board of Directors

Jason Adelman, Director. Mr. Adelman joined our Board of Directors in July 2019. Mr. Adelman is the Founder and Managing Member of Burnham Hill Capital Group, LLC, a privately held financial advisory firm, and serves as Managing Member of Cipher Capital Partners LLC, a private investment fund. Mr. Adelman also serves on the board of directors of Trio-Tech International (Nasdaq Capital Market: TRT). Prior to founding Burnham Hill Capital Group, LLC in 2003, Mr. Adelman served as Managing Director of Investment Banking at H.C. Wainwright and Co., Inc. Mr. Adelman graduated from the University of Pennsylvania with a B.A. in Economics, cum laude, and from Cornell Law School with a J.D.

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

Jonathan Schechter, Director. Mr. Schechter joined our Board of Directors in May 2023. Mr. Schechter has served as Chairman of the Board since December 18, 2024. Mr. Schechter is a partner of The Special Equities Group, a division of Dawson James Securities, Inc., a full-service investment bank specializing in healthcare, biotechnology, technology, and clean-tech sectors, since April 2021. Mr. Schechter is one of the founding partners of The Special Equities Opportunity Fund, a long-only fund that makes direct investments in micro-cap companies and has served in this capacity since August 2019. Mr. Schechter currently serves on the Board of Directors of PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a biotechnology company developing pharmaceutical products. He previously served as a director of TAO Synergies Inc. (Nasdaq: TAOX) and DropCar, Inc. He has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter earned his A.B. in Public Policy/Political Science from Duke University and his J.D. from Fordham University School of Law.

In considering Mr. Schechter as a director of the Company, the Board reviewed, among other qualifications, his experience and expertise in finance and banking. Based on his experience with The Special Equities Group, Mr. Schechter qualifies as an “audit committee financial expert” under the applicable SEC rules and accordingly contributes to the Board of Directors his understanding of capital markets, as well as his analysis and evaluation of financial statements.

Peter Holst, Chairman, President, and Chief Executive Officer. Prior to being named President and CEO in January 2013, Mr. Holst served as the Company’s Senior Vice President for Business Development since October 1, 2012. Mr. Holst has served as a director of the Company since January 2013 and as Chairman of the Board from July 2019 to December 15, 2021, and from May 28, 2023 to December 18, 2024. Mr. Holst has more than 28 years of experience in the collaboration industry. Prior to joining the Company, Mr. Holst served as the Chief Executive Officer of Affinity VideoNet, Inc., and as the President and Chief Operating Officer of Raindance Communications. Mr. Holst holds a degree in Business Administration from the University of Ottawa.

In considering Mr. Holst as a director of the Company, the Board reviewed his extensive knowledge and expertise in the communication services industry, as well as the leadership he has demonstrated in his positions with our Company and prior companies.

Deborah Meredith, Director. Ms. Meredith joined our Board of Directors in August 2021. Ms. Meredith currently serves as a board member, advisor, and consultant to several high-tech companies, with extensive experience in strategic roles with privately-held start-up companies such as Proofpoint, Aviatrix, Qventus, Alation, and Kinsa Health. Ms. Meredith has more than three decades of experience working hands-on with company founders to assemble world-class teams, architect software products and establish a roadmap for operational success. Ms. Meredith earned a master's degree in computer science from Stanford University and an undergraduate degree in both computer science and mathematics from the University of Michigan.

In considering Ms. Meredith as a director of the Company, the Board reviewed her experience and expertise in the technology industry and the leadership she has demonstrated in her prior positions.

Director Independence

Our Board of Directors has determined that each of our current directors, other than Mr. Holst, qualifies as “independent” in accordance with the rules of the Nasdaq Capital Market (“Nasdaq”). Because Mr. Holst is an employee of the Company, he does not qualify as independent.

The Nasdaq independence definition includes a series of objective tests, such as that the director is neither an executive officer nor an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, required by the Nasdaq rules, the Board has made a subjective determination for each independent director that no relationship exists which, in the Board's opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management, including each of the matters set forth under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.” below.

Board Committees

The Board has an audit committee, a compensation committee, and a nominating committee, and may form special committees as required from time to time. Each committee regularly reports on its activities and actions to the full Board. The charters for the audit committee, the compensation committee, and the nominating committee are available on the Company’s website at www.taoweave.ai. The contents of our website are not incorporated by reference into this document for any purpose.

Audit Committee

The audit committee currently consists of Jason Adelman (chair), Jonathan Schechter, and Deborah Meredith. Our Board of Directors has determined that all members of the audit committee are “independent” within the meaning of the corporate governance standards of the Nasdaq Capital Market and the SEC rules governing audit committees and “financially literate” for purposes of applicable Nasdaq Capital Market listing standards. In addition, our Board of Directors has determined that each of Messrs. Adelman and Schechter has the accounting and related financial management expertise to satisfy the requirements of an “audit committee financial expert,” as defined under the SEC's rules and regulations. The audit committee consults with and meets with our independent registered public accounting firm, the Chief Financial Officer, and accounting personnel; reviews potential conflict of interest situations where appropriate; and reports and makes recommendations to the full Board of Directors regarding such matters. The audit committee met four times during the year ended December 31, 2025.

Compensation Committee

Our compensation committee currently consists of Jonathan Schechter (chair), Jason Adelman, and Deborah Meredith. Each member meets the applicable independence requirements of the Nasdaq Capital Market. The committee met and/or acted by written consent two times during the year ending December 31, 2025.

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

•

annually reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer's compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and recommending to the Board the Chief Executive Officer’s compensation levels based on this evaluation;

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

When appropriate, the compensation committee may, in carrying out its responsibilities, form and delegate authority to subcommittees. The Chief Executive Officer plays a role in determining the compensation of our other executive officers by evaluating their performance. The Chief Executive Officer’s evaluations are then reviewed by the compensation committee. This process leads to recommendations for any changes to salary, bonus terms, and equity awards, if any, based on performance, which recommendations are then reviewed and approved by the compensation committee.

Nominating Committee

Our nominating committee currently consists of Deborah Meredith (chair), Jason Adelman, and Jonathan Schechter. Each member meets the independence requirements of the Nasdaq Capital Market. The committee is responsible for assessing the performance of our Board of Directors and making recommendations to the Board regarding nominees. The committee met and/or acted by written consent two times during the year ended December 31, 2025.

The nominating committee considers qualified candidates suggested by our stockholders to serve on our Board of Directors. Nominees recommended by stockholders will be given appropriate consideration and evaluated in the same manner as other nominees. Stockholders can suggest qualified candidates for the board of directors by writing to our Corporate Secretary at 110 16th Street, Suite 1400-1024, Denver, CO 80202. Stockholder submissions that are received in accordance with our bylaws and that meet the criteria outlined in the nominating committee charter are forwarded to the members of the nominating committee for review. Stockholder submissions must include the following information:

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

In considering potential new directors, the nominating committee will review individuals from various disciplines and backgrounds. Among the qualifications to be considered in selecting candidates are broad experience in business, finance, or administration; familiarity with national and international business matters; familiarity with our industry; and prominence and reputation. While there is no formal policy regarding the consideration of diversity in identifying director nominees, the nominating committee will consider diversity in business experience, professional expertise, gender, ethnic background, and other factors when evaluating director nominees. The nominating committee will also consider whether the individual has the time available to devote to the work of our Board of Directors and one or more of its committees.

The nominating committee will also review each candidate's activities and associations to ensure that there is no legal impediment, conflict of interest, or other consideration that might hinder or prevent service on our Board of Directors. In making its selection, the nominating committee will keep in mind that the foremost responsibility of a corporation's director is to represent the interests of the stockholders as a whole. The nominating committee will periodically review and reassess the adequacy of its charter and propose any changes to the Board of Directors for approval.

Contacting the Board of Directors

Any stockholder who desires to contact our Board of Directors, committees of the Board of Directors, and individual directors may do so by writing to TaoWeave, Inc., 110 16th Street, Suite 1400-1024, Denver, CO 80202, Attention: David Clark, Corporate Secretary. Mr. Clark will direct such communication to the appropriate persons.

Board Leadership Structure and Role in Risk Oversight

Mr. Schechter has served as the Chairman of the Company's Board of Directors since December 2024, succeeding Mr. Holst. Mr. Holst served as the Chairman of the Company's Board of Directors from May 2023 to December 2024 and from July 2019 to December 2021.  Mr. Holst has served as the Company’s President and Chief Executive Officer since January 2013.

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

The Board plays an active role, directly and through its committees, in overseeing the Company’s risk management efforts. The Board carries out this oversight role through several levels of review. The Board regularly reviews and discusses with management information regarding the management of risks inherent in the Company’s business operations and the implementation of the Company’s strategic plan, including the Company’s risk mitigation efforts.

Each of the Board’s committees also oversees the management of the Company’s risks within its area of responsibility. For example, the audit committee oversees the management of accounting, auditing, external reporting, internal controls, and cash investment risks. The nominating committee oversees and assesses the Board's performance and, from time to time, makes recommendations regarding nominees to the Board. The compensation committee oversees risks arising from compensation practices and policies. While each committee has specific responsibilities for oversight of risk, the Board is regularly informed by each committee about the risks it oversees. In this manner, the Board can coordinate its risk oversight.

We have adopted a code of conduct and ethics, as amended effective October 12, 2015, that applies to all of our employees, directors, and officers, including our Chief Executive Officer, Chief Financial Officer, and our finance team. The full text of our code of conduct and ethics (as amended) is posted on our website at www.taoweave.ai and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 110 16th Street, Suite 1400 - 1024, Denver, CO 80202. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the national securities exchange on which the Company trades.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of TWAV by directors, officers, and employees, which we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from disclosing material non-public information and from trading in such securities while in possession of it. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our TaoWeave, Inc. Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.

Biographies for Executive Officers

Peter Holst, President and Chief Executive Officer (CEO). See “Biographies for Board of Directors” above for Mr. Holst’s biography.

David Clark, Chief Financial Officer. Mr. Clark, 57, joined the Company in March 2013 as Chief Financial Officer (“CFO”). Mr. Clark has more than 30 years of experience in finance and accounting. Prior to joining the Company, Mr. Clark served as Vice President of Finance, Treasurer, and acting CFO for Allos Therapeutics, a publicly traded biopharmaceutical company, and as CFO of Seurat Company (formerly XOR, Inc.), an e-commerce managed services company. Mr. Clark began his career with seven years in the audit practice of PricewaterhouseCoopers LLP. Mr. Clark is an active Certified Public Accountant and received a Master of Accountancy and a B.S. in Accounting from the University of Denver.

Family Relationships

There are no family relationships between the officers and directors of the Company.

Legal Proceedings

None of our directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K during the past ten years.

Item 11. Executive Compensation

Director Compensation

For the year ended December 31, 2025, the Company’s director compensation plan provided that non-employee directors were generally entitled to receive annually: (i) a grant of restricted stock or restricted stock units ("RSUs") (pro-rated as necessary for the period of service from the director’s date of appointment to the Board of Directors until the next annual meeting of stockholders); and (ii) a retainer fee of $50,000. The annual fee is payable in equal quarterly installments on the first business day following the end of the calendar quarter, in cash or shares of Restricted Stock, as chosen by the director, on an annual basis on or before December 31 of the applicable fiscal year. The annual equity grants to directors are normally made as of the date of the annual meeting of the Company’s stockholders. Grants of Restricted Stock or RSUs vest on the first anniversary of the grant date or earlier upon the occurrence of certain termination events or upon a change in control of the Company. Vested RSUs are settled in shares of Common Stock on a 1-for-1 basis upon the earliest of (i) the tenth anniversary of the grant date of the RSUs, (ii) a change in control (as defined in the award agreement) of the Company, and (iii) the date of a director’s separation from service.  Additionally, the Company also paid the chairman of its Board of Directors an additional cash payment of $30,000 per year, the Chairperson of its audit committee an additional cash payment of $15,000 per year, the Chairperson of its compensation committee an additional cash payment of $10,000 per year, the Chairperson of its nominating committee an additional cash payment of $7,500 per year, and each non-chair member of any standing committee an additional cash payment of $5,000 per year, in each case payable in equal quarterly installments in arrears. In addition, the Company may, from time to time, establish special committees of the Board and provide additional retainers in connection therewith.

The following table represents compensation for the Company’s non-employee directors during the year ended December 31, 2025. All compensation for Peter Holst, the Company’s President and CEO, during the year ended December 31, 2025, is included in the Summary Compensation Table under “Executive Compensation” below.

Name	Cash Fees Earned ($)	Stock Awards($)	Total($)
Jason Adelman (1)	68,000	None	68,000
Deborah Meredith	64,000	None	64,000
Jonathan Schechter	100,000	None	100,000
Robert Weinstein (2)	99,000	None	99,000

(1) Mr. Adelman was appointed Chair of the Audit Committee, effective September 10, 2025, upon the resignation of Mr. Weinstein.
(2) Mr. Weinstein resigned as a director of the Company, effective September 10, 2025.

No equity awards were outstanding as of December 31, 2025, for any director.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, paid to, or earned by Peter Holst, President, and CEO, and David Clark, CFO, Treasurer, and Secretary, for the years ended December 31, 2025, and 2024. No other executive officer earned more than $100,000 during these years, so the Company only has two named executive officers.

		Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Positions	Year	($)	($)	($)	($) (1)	($)
Peter Holst	2025	295,000	442,500	—	11,000	748,500
Director, President, and CEO	2024	295,000	197,000	—	11,000	503,000

David Clark	2025	260,000	195,000	—	11,000	466,000
CFO, Treasurer, and Secretary	2024	260,000	87,000	—	11,000	358,000

(1) Other compensation represents i) matching contributions under the Company’s 401(k) Plan of $10,000 for 2025 and 2024; and ii) company-paid life insurance premiums of $1,000 for 2025 and 2024, for both Mr. Holst and Mr. Clark.

Outstanding Equity Awards at 2025 Fiscal Year-End

No equity awards were outstanding for our named executive officers as of  December 31, 2025.

401(k) Plan

The Company maintains a tax-qualified 401(k) plan for its eligible employees, including its named executive officers. Pursuant to the plan's terms, for fiscal years 2025 and 2024, eligible employees may defer up to 80% of their salary each year. The company matches 50% of an employee’s contributions on the first 6% of the employee’s salary. This matching contribution vests over four years.

Agreements with Named Executive Officers

We have entered into employment agreements with our current named executive officers. All named executive officers, whether or not subject to an employment agreement, are “at will” employees of the Company.

Peter Holst Employment Agreement.

On January 13, 2013, the Board appointed Peter Holst as the Company’s President and Chief Executive Officer and as a member of the Board. In connection with his appointment, the Company entered into an employment agreement with Mr. Holst, which was subsequently amended and restated as of January 28, 2016, and July 19, 2019 (as amended and restated, the “Holst Employment Agreement”). Pursuant to the Holst Employment Agreement, Mr. Holst receives an annual base salary of $295,000 and is eligible to receive an annual incentive bonus equal to 100% of his base salary at the discretion of the compensation committee of the Board based on meeting certain financial and non-financial goals.

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

In addition to the above payments and benefits, in the event that Mr. Clark’s employment is terminated during the 18-month period following a “change in control” by the Company without “cause” or by Mr. Clark for “good reason,” then he will also be entitled to receive (i) increased severance equal to 18 months’ base salary, (ii) 100% of his maximum annual target bonus payable for the calendar year in which such termination occurs, and (iii) extended payment (or reimbursement) of the COBRA premiums for 12 months. In such an event, Mr. Clark will be entitled to receive 80% accelerated vesting of his then-unvested shares of restricted stock and RSUs (if any).

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

Potential Payments to Named Executive Officers upon Termination or Change-in-Control

No named executive officer holds outstanding equity incentive awards, and no named executive officer is entitled to accelerated vesting upon termination for cause. In accordance with the terms of the Company’s Amended and Restated 2019 Equity Incentive Plan, the Company is given authority to accelerate the timing of the exercise/vesting provisions of awards under such plan in the event of certain changes in control or other corporate transactions.

See “Agreements with Named Executive Officers” above for a discussion of certain payments the Company could be required to make upon the termination of a Named Executive Officer.

Pay Versus Performance

In August 2022, the SEC adopted final rules requiring companies to disclose information about the relationship between executive compensation actually paid and the Company's financial performance. The information below is provided pursuant to Item 402(v) of SEC Regulation S-K with respect to "smaller reporting companies," as that term is defined in Item 10(f)(1) of SEC Regulation S-K.

					(f) Value of Initial Fixed
	(b) Summary Comp		(d) Average Summary	(e) Average Comp.	$100 Investment Based
	Table Total for PEO	(c) Comp. Actually	Comp. Table for	Actually Paid to	On Total Shareholder	(g) Net Income
(a) Year	($)(1)	Paid to PEO ($)(2)	Non-PEO NEOs ($)(3)	Non-PEO NEOs ($)(4)	Return ($)(5)	($)(6)
2023	$699,000	$699,000	$443,000	$443,000	$11.11	$(4,384,000)
2024	$503,000	$503,000	$358,000	$358,000	$5.39	$(4,043,000)
2025	$748,500	$748,500	$466,000	$466,000	$2.51	$(6,355,000)

(1)

The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Holst (Chief Executive Officer) for each corresponding year in the "Total" column of the Summary Compensation Table. See "Executive Compensation - Summary Compensation Table."

(2)

The dollar amounts reported in column (c) represent the amount of "compensation actually paid" to Mr. Holst as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (b). In accordance with the requirements of Item 402(v)(2)(iii) of Regulation S-K, there were no adjustments required to be made to Mr. Holst's total compensation for each year to determine the compensation actually paid.

(3)

The dollar amounts reported in column (d) represent the amount of compensation reported for Mr. Clark (Chief Financial Officer) for each corresponding year in the "Total" column of the Summary Compensation Table. See "Executive Compensation - Summary Compensation Table."

(4)

The dollar amounts reported in column (e) represent the amount of "compensation actually paid" to Mr. Clark as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (d).

(5)	Total Shareholder Return is determined based on the value of an initial fixed investment in the Company's common stock of $100 on December 31, 2022, and calculated in accordance with Item 201(e) of SEC Regulation S-K.
(6)	The dollar amounts reported in column (g) represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

The Compensation Committee of the Board of Directors of the Company does not have a policy or practice regarding evaluating Total Shareholder Return as part of its determination of compensation decisions for the named executive officers. The Compensation Committee considers various factors in determining the competitiveness of its executive compensation. Over the past three fiscal years, the Compensation Committee has recognized the significant time and effort required by the executive officers and others to manage the Company’s liquidity by raising capital while reducing operating expenses and cash used in operations, secure and maintain the Company’s listing on the Nasdaq Capital Market, and to source and evaluate merger and acquisition opportunities. To retain qualified executive management, the Compensation Committee: i) increased the salaries of named executive officers in July 2021 (the salaries of the named executive officers were last increased in 2014), ii) in 2024 paid bonuses that were earned during May through December of fiscal year 2023, and iii) in 2025 paid bonuses that were earned during January through December of fiscal year 2024 and during January through June of fiscal year 2025. The current named executive officers last received equity awards in 2019.

All information provided above under the “Pay Versus Performance Information” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our capital stock as of March 19, 2026, by each of the following:

•

each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) known by us to own beneficially more than 5% of any class of our voting securities;

•	the named executive officers set forth in the Summary Compensation Table under “Executive Compensation” above;

•	each of our directors and director nominees; and

•	all of our directors and executive officers as a group.

The amounts and percentages in the table below are based on 3,327,210 shares of Common Stock issued and outstanding as of March 19, 2026. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting, or to dispose of or direct the disposition of, any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise or conversion of any option, warrant, or other derivative security. Shares of Common Stock subject to options, restricted stock units (“RSUs”), warrants, or other derivative securities that are currently exercisable or convertible or are exercisable or convertible within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, RSUs, warrants or other derivative security, but are not considered outstanding for computing the ownership percentage of any other person.

	Common Stock
Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Named Executive Officers and Directors:
Peter Holst	15,544	(3)	0.5%
David Clark	82	(4)	0.0%
Jason Adelman	10,000	(5)	0.3%
Jonathan Schechter	86,351	(6)	2.6%
Deborah Meredith	—	(7)	0.0%

All directors and executive officers as a group (5 people)	111,977		3.4%

Greater than 5% Owners:
Jon Matthew Hall	233,415	(8)	7.0%

(1) Unless otherwise noted, the address of each person listed is c/o TaoWeave, Inc., 110 16th Street, Suite 1400-1024, Denver, CO, 80202
(2) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Common Stock beneficially owned.
(3) Includes 15,544 shares of Common Stock held.
(4) Includes 82 shares of Common Stock held.
(5) Based on ownership information from the Form 4 filed by Mr. Adelman with the SEC on September 9, 2025.

(6) Based on ownership information from the Form 4 filed by Mr. Schechter with the SEC on November 17, 2025. Represents 25,000 shares of Common Stock and 61,351 warrants to purchase common stock of the issuer with an exercise price of $3.41 per share. The warrants expire on September 30, 2028.

(7) Based on ownership information from the Form 4 filed by Ms. Meredith with the SEC on June 20, 2023.
(8) Based on ownership information from Schedule 13G/A filed by Jon Matthew Hall on August 7, 2025. The Address of Jon Matthew Hall is 6722 Hensley Ct. Newburgh, IN 47630.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2025, information regarding our common stock that may be issued under the Company’s equity compensation plan:

Number of Securities
			Number of Securities	Remaining Available
	Number of Securities		to be Issued Upon	for Future Issuance
	to be Issued Upon	Weighted Average	Vesting of	Under Equity
	Exercise of	Exercise Price of	Outstanding	Compensation Plans
	Outstanding	Outstanding	Restricted	(Excluding Securities
	Stock Options	Stock Options	Stock Units	Reflected in Columns
Plan Category	(a)	(b)	(c)	(a) & (c)) (1)
Equity compensation plans approved by security holders	—	$—	—	2,000,000

(1) On January 1, 2026, the number of shares available under the Company's Amended and Restated 2019 Equity Incentive Plan automatically increased to 2,166,360 under the terms of the plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our directors and named executive officers, which are described elsewhere in this Annual Report, and as described below, there have been no transactions since January 1, 2024, to which we were a party or will be a party, in which:

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

One of our directors, Jonathan Schechter, is currently a partner at The Special Equities Group ("SEG"), a division of Dawson James Securities, Inc. ("Dawson James"). In March 2023, prior to Mr. Schechter's appointment to our board, Dawson James acted as placement agent in connection with our private placement of shares of Series F Preferred Stock, Series F Preferred warrants, and Common Warrants. Pursuant to the terms of the 2023 Placement Agent Agreement, we paid the placement agent a cash fee of approximately $511,000 (equal to 8% of the aggregate gross proceeds raised) and granted the placement agent warrants to purchase 153,470 shares of Common Stock (with a current exercise price of $3.41)(the "2023 Placement Agent Warrants"). Mr. Schechter received 61,351 of the 2023 Placement Agent Warrants and did not receive any of the fees.

Subsequently, through December 31, 2025, 2,223 Series F Preferred Warrants and 804,039 Common Warrants were exercised. Pursuant to the terms of the 2023 Placement Agent Agreement, we paid Dawson James fees of approximately $393,000 (or 8% of the aggregate gross proceeds raised from the exercises). Mr. Schechter did not receive any of the fees paid.

On June 6, 2025, Dawson James acted as placement agent in connection with our private placement of Pre-Funded Common Stock Warrants. Pursuant to the terms of the 2025 Placement Agent Agreement, we paid Dawson James a cash fee equal to $375,000 (or 5% of the aggregate gross proceeds raised from the 2025 Private Placement), $50,000 in expenses, and issued 99,470 placement agent warrants (the "2025 Placement Agent Warrants"). Mr. Schechter did not receive any of the fees paid, nor were any of the 2025 Placement Agent Warrants issued to him.

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

Item 14. Principal Accounting Fees and Services

The audit committee, composed entirely of independent, non-employee members of the Board of Directors, appointed the firm of EisnerAmper LLP, Iselin, New Jersey (“EisnerAmper”), PCAOB identification number 274, as the independent registered public accounting firm for the audit of the Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ending December 31, 2025, and 2024. As our independent registered public accounting firm, EisnerAmper audited our Consolidated Financial Statements for the fiscal year ending December 31, 2025, reviewed the related interim quarters, and performed audit-related services and consultation on various accounting and financial reporting matters. EisnerAmper may also perform certain non-audit services for our Company. The audit committee has determined that the provision of the services provided by EisnerAmper as set forth herein are compatible with maintaining EisnerAmper’s independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant SEC rules.

Audit Fees

EisnerAmper, our principal accountant, billed the Company approximately $239,000 for professional services related to the audit of our annual Consolidated Financial Statements for the 2025 fiscal year and the reviews of the Consolidated Financial Statements included in our quarterly reports on Form 10-Q for the 2025 fiscal year. EisnerAmper billed us $251,000 for professional services for the audit of our annual Consolidated Financial Statements for the 2024 fiscal year, and the reviews of the Consolidated Financial Statements included in our quarterly reports on Form 10-Q for the 2024 fiscal year.

Audit-Related Fees

EisnerAmper did not bill the Company for any audit-related fees in the 2025 and 2024 fiscal years.

Tax Fees

EisnerAmper did not bill the Company for any professional services rendered for tax compliance, tax advice, or tax planning in the 2025 and 2024 fiscal years.

All Other Fees

EisnerAmper did not bill the Company for any products and services other than the audit described above during the 2025 and 2024 fiscal years.

Audit Committee Pre-Approval Policy

The audit committee is required to pre-approve the EisnerAmper engagement to perform audit and other services for the Company. Our procedures for the audit committee's pre-approval of all services provided by EisnerAmper comply with SEC regulations regarding pre-approval of services. Services subject to these SEC requirements include audit services, audit-related services, tax services, and other services. The audit engagement is specifically approved, and the auditors are retained by the audit committee. The audit committee has also adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper. In accordance with audit committee policy and the requirements of law, all services provided by EisnerAmper in the 2025 and 2024 fiscal years were pre-approved by the audit committee, and all services to be provided by EisnerAmper will be pre-approved. Pre-approval includes audit services, audit-related services, tax services, and other services. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

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

3.1*	Amended and Restated Certificate of Incorporation, as amended.
3.2	Second Amended and Restated By-Laws (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 8, 2025, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on June 6, 2007, and incorporated herein by reference).
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

4.11	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).
4.12	Form of Series A Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
4.13	Form of Series B Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
4.14	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2022, and incorporated herein by reference).
4.15	Form of Amendment to Series A Warrants (filed as Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed with the SEC on January 3, 2023, and incorporated herein by reference).
4.16	Form of Common Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.17	Form of Preferred Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023, and incorporated herein by reference).
4.18	Form of Exchange Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2023, and incorporated herein by reference.
4.19	Description of Common Securities (filed as Exhibit 4.19 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 19, 2024, and incorporated herein by reference).
4.20	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2025, and incorporated herein by reference).
4.21	Form of 2025 Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2025, and incorporated herein by reference).
4.22	Form of Advisor Warrant (filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 filed with the SEC on June 20, 2025, and incorporated herein by reference).

10.1#	Form of Stock Option Award Agreement (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.2#	Form of Restricted Stock Award Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.3#	Glowpoint, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).
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

10.21#*	TaoWeave, Inc. Amended and Restated 2019 Equity Incentive Plan (as amended by the Board of Directors on October 20, 2025 and approved by stockholders on December 17, 2025).
10.22	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).
10.23	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2021, and incorporated herein by reference).
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

10.31	Amendment to Waiver, dated as of September 13, 2024, by and among Oblong, Inc. and the investors named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2024, and incorporated by reference).
10.32	Securities Purchase Agreement dated June 5, 2025 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2025, and incorporated herein by reference).
19.1*	Oblong, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
24.1	Power of Attorney (included in the signature page hereto)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
97.1#	Compensation Clawback Policy (filed as Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 19, 2024, and incorporated herein by reference).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document.

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

March 20, 2026

TAOWEAVE, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 20th day of March 2026 in the capacities indicated.

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
Deborah Meredith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TaoWeave, Inc. (formerly Oblong, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TaoWeave, Inc. (formerly Oblong, Inc.) and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of audit evidence pertaining to the existence of and rights to digital assets

As discussed in Note 3 to the consolidated financial statements, the Company held a material balance of digital assets acquired as part of a newly implemented digital asset treasury strategy. These digital assets are held by third-party custodians and are measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such digital assets recognized in net income each reporting period. These assets are held through custodial arrangements with qualified third-party custodians and include assets staked on the Bittensor blockchain. As of December 31, 2025, the carrying amount of the Company’s digital assets was approximately $5,395,000. Management exercised significant judgment in determining whether the Company controls the digital assets for financial reporting purposes and the appropriate accounting and presentation through evaluating the terms of the custodial agreement, assessing the Company’s contractual rights to the assets and interpreting and applying the authoritative accounting guidance.

We identified the evaluation of the existence of and the Company’s rights to digital assets as a critical audit matter due to the significant judgement exercised by Management in regards to custodial rights. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and rights to the digital assets.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures related to this matter included:

●	We evaluated the design and implementation of key internal controls over the existence of and the Company’s rights to its digital assets, including those staked on the Bittensor blockchain.

●	We obtained and evaluated the terms of the contractual arrangements between the Company and its custodians, to assess the Company’s ownership rights to its digital assets as of December 31, 2025.

●

We obtained confirmation of the Company’s digital assets held in custody and staked as of December 31, 2025, the Company’s rights to those digital assets, digital assets transactions during the year, and digital wallets owned by the Company, and reconciled the confirmed information to the Company’s record of its digital assets.

●

We compared the Company’s record of digital assets held in custody and for a sample of staked digital assets, as well as digital assets transactions, to the records on the public blockchain using software audit tools. We also evaluated the reliability of audit evidence obtained from public blockchains.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 20, 2026

TAOWEAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value, stated value, and shares)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,258	$4,965
Digital assets	5,395	—
Accounts receivable, net	138	186
Prepaid expenses and other current assets	424	118
Total current assets	8,215	5,269
Other assets	4	6
Total assets	$8,219	$5,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	112	105
Accrued expenses and other current liabilities	1,061	1,131
Current portion deferred revenue	13	36
Total current liabilities	1,186	1,272
Total liabilities	1,186	1,272
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock Series F, convertible; $.0001 par value; $172,490 stated value; 42,000 shares authorized, 150 and 545 shares issued and outstanding on December 31, 2025, and December 31, 2024, respectively	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 3,327,399 shares issued and 3,327,210 shares outstanding on December 31, 2025, respectively, and 1,144,926 shares issued and 1,144,737 outstanding on December 31, 2024, respectively	—	—
Treasury stock, 189 common shares on December 31, 2025, and 2024	(181)	(181)
Additional paid-in capital	245,843	236,458
Accumulated deficit	(238,629)	(232,274)
Total stockholders’ equity	7,033	4,003
Total liabilities and stockholders’ equity	$8,219	$5,275

See accompanying notes to consolidated financial statements

TAOWEAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue	$2,437	$2,378
Cost of revenue	1,423	2,047
Gross profit	1,014	331
Operating expenses:
Research and development	10	155
Sales and marketing	21	181
General and administrative	3,945	4,197
Total operating expenses	3,976	4,533
Loss from operations	(2,962)	(4,202)
Other (expense) income, net
Interest income, net	128	169
Unrealized loss on digital assets	(3,519)	—
Total interest and other (expense) income, net	(3,391)	169
Loss before income taxes	(6,353)	(4,033)
Income tax expense	2	10
Net loss	$(6,355)	$(4,043)
Preferred stock dividends	32	89
Deemed dividend	—	8,974
Net loss attributable to common stockholders	$(6,387)	$(13,106)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(2.76)	$(15.71)

Weighted-average number of shares of common stock:
Basic and diluted	2,316	834

See accompanying notes to consolidated financial statements

TAOWEAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2023	1,930	$—	573,644	$—	189	$(181)	$233,913	$(228,231)	$5,501
Net loss	—	—	—	—	—	—	—	(4,043)	(4,043)
Stock-based compensation	—	—	—	—	—	—	62	—	62
Proceeds from common warrant exercise, net of fees	—	—	282,314	—	—	—	903	—	903
Proceeds from preferred warrant exercise, net of fees	1,648	—	—	—	—	—	1,478	—	1,478
Conversions of Series F Preferred Stock and accrued dividends	(3,033)	—	288,968	—	—	—	191	—	191
Series F Preferred Stock dividends	—	—	—	—	—	—	(89)	—	(89)
Balance on December 31, 2024	545	$—	1,144,926	$—	189	$(181)	$236,458	$(232,274)	$4,003
Net loss	—	—	—	—	—	—	—	(6,355)	(6,355)
Proceeds from Private Placement, net of fees	—	—	—	—	—	—	6,888	—	6,888
Advisor warrant issuance	—	—	—	—	—	—	335	—	335
Common warrant exercise, net of fees	—	—	521,725	—	—	—	1,639	—	1,639
Pre-funded warrant exercise, net of fees	—	—	1,403,131	—	—	—	—	—	—
Series F Preferred Stock warrants exercised, net of fees	575	—	—	—	—	—	516	—	516
Series F Preferred Stock conversions	(970)	—	257,617	—	—	—	39	—	39
Series F Preferred Stock dividends	—	—	—	—	—	—	(32)	—	(32)
Balance on December 31, 2025	150	$—	3,327,399	$—	189	$(181)	$245,843	$(238,629)	$7,033

See accompanying notes to consolidated financial statements

TAOWEAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from Operating Activities:
Net loss	$(6,355)	$(4,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	(18)	2
Non-cash lease expense from right-of-use assets	—	17
Stock-based compensation	169	62
Non-cash revenue from digital assets	(186)	—
Non-cash expenses from digital assets	8	—
Unrealized loss on digital assets	3,519	—
Changes in assets and liabilities:
Accounts receivable	66	236
Prepaid expenses and other current assets	(140)	125
Inventory	—	239
Other assets	2	6
Accounts payable	7	(107)
Accrued expenses and other current liabilities	(64)	195
Deferred revenue	(23)	(121)
Lease liabilities	—	(17)
Net cash used in operating activities	(3,015)	(3,406)
Cash flows from Investing Activities:
Purchases of digital assets	(8,736)	—
Net cash used in investing activities	(8,736)	—
Cash flows from Financing Activities:
Proceeds from private placement, net of issuance costs	6,888	—
Proceeds from exercise of common stock warrants, net of costs	1,639	903
Proceeds from exercise of preferred stock warrants, net of costs	516	1,478
Net cash provided by financing activities	9,043	2,381

Net decrease in cash and cash equivalents	(2,708)	(1,025)
Cash and restricted cash at beginning of year	4,965	5,990
Cash and cash equivalents at end of year	$2,257	$4,965

Supplemental disclosures of cash flow information:

Reconciliation of cash and cash equivalents
Cash	$1,758	$4,465
Current certificates of deposit	500	500
Total cash and cash equivalents	$2,258	$4,965

Non-cash investing and financing activities:
Common warrant issuance	$335	$—
Series F Preferred Stock conversion	$39	$191
Series F Preferred Stock dividends	$32	$89
Deemed dividend	$—	$8,974

See accompanying notes to consolidated financial statements

TAOWEAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Description and Significant Accounting Policies

Business Description

TaoWeave, Inc. (“TaoWeave” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000, and we are a digital asset treasury company dedicated exclusively to Bittensor, a decentralized blockchain network for artificial intelligence ("AI") development and machine learning. The Company is also operating legacy businesses centered around our patented Mezzanine™ product line and our managed services for video collaboration and network solutions. In conjunction with the Company's June 2025 financing, the Company began migrating its product focus from Mezzanine™ and managed services to building a digital asset treasury company. Prior to December 11, 2025, TaoWeave, Inc. was named Oblong, Inc.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of TaoWeave and our 100%-owned subsidiaries (i) GP Communications, LLC (“GP Communications”), whose business function is to provide interstate telecommunications services for regulatory purposes, and (ii) Oblong Industries, Inc. All inter-company balances and transactions have been eliminated in consolidation. The U.S. Dollar is the functional currency for all subsidiaries.

Segments

The Company currently operates in three segments: (1) "Digital Assets", which represents the business surrounding our treasury activity with Bittensor, (2) “Collaboration Products”, which represents the business surrounding our Mezzanine™ product offerings, and (3) “Managed Services”, which represents the business surrounding managed services for video collaboration and network solutions. See Note 9 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from the estimates. We continually evaluate estimates used in the preparation of our Consolidated Financial Statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining estimated credit losses and the inputs used to measure the fair value of equity-based awards.

Cash and Cash Equivalents

As of December 31, 2025, and 2024, our total cash balances were $2,258,000 and $4,965,000, respectively; however, of this balance, $500,000 was held in short-term certificates of deposit with MidFirst Bank in both years. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Digital Assets

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"). ASU 2023-08 requires in-scope digital assets (including the Company's digital asset holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such digital assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within its scope. The Company adopted this guidance during the year ended December 31, 2025.

The Company's TAO tokens are held with two custodians, BitGo Trust Company, Inc. ("BitGo") and Kraken (together the "TAO Custodians"). The TAO Custodians secure the Company's digital assets in regulated, insured, cold storage, and facilitate the Company's acquisitions of TAO. BitGo serves as the Company's principal market for its digital assets. The fair value of digital assets is primarily determined using pricing data from BitGo.

Digital assets are measured at their fair market values using the last close price of the day in the UTC time zone at each reporting period end, as reflected on the balance sheet. The Company's digital assets are presented as current assets. The majority of the Company's digital assets are staked with no lock-up period, and are considered current assets in accordance with ASC 210-10-20, Balance Sheet, due to the Company's ability to sell them in a liquid marketplace and with a reasonable expectation that they will be realized in cash during the normal operating cycle of our business to support operations if needed.

Due to the availability of unadjusted quoted prices in active markets, the Company has determined that its digital assets are measured using Level 1 input. The unrealized gains and losses resulting from remeasurement of digital assets are recorded in other income on the Consolidated Statement of Operations. The Company recorded an unrealized loss of $3,519,000 for the year ended December 31, 2025. As of December 31, 2025, the fair value of our digital assets was $5,395,000.

The cost basis of the Company's digital assets is measured at fair value based on the spot price at the time of receipt if obtained through staking rewards, or the purchase price if obtained by cash, consistent with the applicable guidance under ASC 350-60. The Company has elected to adopt the First-In, First-Out ("FIFO") method for determining the cost basis of digital assets disposed of. The method assumes that the assets that were acquired first are disposed of first. Realized gains and losses from the disposal of digital assets are included in other income in the Consolidated Statements of Operations. The Company had no realized gains or losses from the disposal of digital assets for the year ended December 31, 2025.

Accounts Receivable and Provision for Estimated Credit Losses

Accounts receivable are customer obligations due under normal trade terms. The Company sells its Managed Services to end-users and its Collaboration Products to both resell partners and end-users. The Company extends credit to its customers based on their creditworthiness and historical data and performs ongoing credit evaluations of their financial condition. The Company maintains an allowance for estimated credit losses on accounts receivable for future expected bad debt resulting from customers' inability or unwillingness to make required payments. We estimate our allowance for estimated credit losses based on relevant information, including historical experience, current economic conditions, and future expectations for specifically identified customer balances. This allowance is adjusted as appropriate to reflect current conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable.

As of December 31, 2025, the Company's accounts receivable balance of $138,000 related to our Managed Services segment. As of December 31, 2024, the Company had accounts receivable balances of $161,000 and $25,000 for our Managed Services and Collaboration Products segments, respectively.

The company recorded a recovery of bad debt of $18,000 for our Collaboration Products segment during the year ended December 31, 2025, and a bad debt expense of $2,000 for our Collaboration Products segment during the year ended December 31, 2024. As of December 31, 2025, the Company's analysis resulted in no credit loss reserve remaining on the Consolidated Balance Sheet.

Inventory

Inventory consists of finished goods for our Mezzanine™ products in our Collaboration Products segment, and is determined using average costs and stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory. Due to declining sales of our Mezzanine™ products, management has determined that there is no guarantee our inventory on hand will be sold, and as a result, has recorded a full reserve, resulting in zero net inventory as of both December 31, 2025, and December 31, 2024. The following is a summary of the changes in inventory and the reserve for inventory for the years ended December 31, 2025, and 2024:

	Inventory	Reserve
Balance as of December 31, 2023	$930	(691)
Purchases	163	—
Sales	(211)	—
Reserve adjustments	—	(191)
Balance as of December 31, 2024	882	(882)
Purchases	50	—
Sales	(82)	33
Reserve adjustments	—	(1)
Balance as of December 31, 2025	$850	$(850)

Prepaid Expenses

As of December 31, 2025, and 2024, consolidated prepaid expenses and other current assets were $424,000 and $118,000, respectively. Of the balances as of  December 31, 2025 i) $168,000 was attributable to our Digital Assets segment and consisted of unamortized stock-based advisor expense; ii) $15,000 was attributable to our Managed Services segment and primarily consisted of licensing fees, iii) $7,000 was attributable to our Collaboration Products segment and primarily consisted of software licenses; and iv) $234,000 was allocated to corporate and attributable to insurance, software licenses, and personnel expenses due to the timing of payroll. The 259% year-over-year increase was primarily due to higher stock-based expense, insurance expense, and the timing of cash outflows for the final payroll of the year. Of the balance as of  December 31, 2024 i) $8,000 was attributable to our Managed Services segment primarily consisting of licensing fees, ii) $7,000 was attributable to our Collaboration Products Segment primarily consisting of software licenses, and $103,000 was allocated to Corporate. The following is a summary of our prepaid expense balances as of December 31, 2025, and 2024:

	December 31,
	2025	2024
Prepaid expenses	$204	$20
Prepaid insurance	121	51
Other current assets	58	12
Prepaid software licenses	41	35
Prepaid expenses and other current assets	$424	$118

Fair Value Measurements

The Company considers its cash and cash equivalents, digital assets, accounts receivable, and accounts payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximated their fair value due to the short maturities of these instruments. Due to the availability of unadjusted quoted prices in active markets, the Company has determined that its digital assets are measured using Level 1 input.

The Company measures fair value as required by Accounting Standards Codification (“ASC”) Topic 820“Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework, provides guidance on the methods used to measure fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined using assumptions that market participants would use to price an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability, or indirectly observable through corroboration with observable market data.

•	Level 3 - unobservable inputs for the asset or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606.

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

Digital Assets

The Company had staked $5,395,000 of digital assets as of December 31, 2025. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the respective blockchains. As of December 31, 2025, all staked digital assets could be unbonded immediately. The $186,000 in rewards generated from proprietary staking activities for the year ended December 31, 2025, was recorded as point-in-time revenue. The Company stakes its TAO directly from BitGo and Kraken custody, qualified custodians, enabling yield generation while maintaining the highest standards of security and regulatory compliance. As of December 31, 2025, the Company's staked assets have immediate terms, meaning there is no lock-up period upon unstaking.

In exchange for staking the crypto assets on blockchain networks, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. This award is remitted in the validator node's native token and is referred to as a staking reward. The Company’s staking reward received from delegating to a third-party validator node is proportional to the Company's staked digital assets relative to the total staked by all delegators to that node at that time. Token rewards earned from staking are calculated and distributed directly to TaoWeave's digital wallets by the blockchain networks as part of their consensus mechanisms.

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

Managed Services

The Company’s managed videoconferencing services are offered to our customers on either a usage or subscription-based model. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue from professional services is recognized when the services are performed. The costs associated with obtaining a customer contract, under Topic 606, are deferred on our consolidated balance sheets and amortized over the expected life of the customer contract. During the year ended December 31, 2025, the Company recorded $1,957,000 as point-in-time revenue. As of December 31, 2025, and 2024, there was no deferred revenue related to Managed Services.

Collaboration Products

The Company’s visual collaboration products are composed of hardware and embedded software sold as a complete package and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of the installation, triggering the commencement of revenue recognition for maintenance services, ranging from one to three years. Revenue from maintenance services is recognized over time. During the year ended December 31, 2025, the Company recorded $231,000 of point-in-time revenue and $63,000 of over time revenue. Deferred revenue for Collaboration Products, as of December 31, 2025 and  2024, totaled $13,000 and $36,000, respectively, as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2025, the Company recorded $36,000 of revenue that was included in deferred revenue as of December 31, 2024. During the year ended December 31, 2024, the Company recorded $132,000 of revenue that was included in deferred revenue as of December 31, 2023.

Consolidated revenue recorded over time for the years ended December 31, 2025, and 2024 was $63,000 and $156,000, respectively. Revenue recorded at a point in time for the years ended December 31, 2025, and 2024 was $2,374,000 and $2,222,000, respectively.

The Company disaggregates its revenue by geographic region. See Note 9 - Segment Reporting for more information.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2025, and 2024, we included taxes of $62,000 and $68,000, respectively, in revenue and $70,000 and $74,000, respectively, in cost of revenue.

Concentration of Credit Risk

Financial instruments that  may subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash needed for operations in commercial checking accounts, and the majority of our cash is held in a money market fund. Commercial bank balances may, from time to time, exceed federal insurance limits. Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) in an amount up to $250,000 for any depositor; any deposit in excess of this insured amount could be lost.

Income Taxes

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as existing 21% corporate income tax rate made permanent, domestic research and development expenses, the restoration of 100% bonus depreciation, changes to Section 163(j) interest limitations, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025.

Stock-based Compensation

Stock-based awards have been accounted for as required by ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, stock-based awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period. The Company accounts for forfeitures when they occur. The Company recorded $62,000 in stock compensation for the year ended December 31, 2024.  As of December 31, 2025, there are no stock compensation awards outstanding. See Note 7 - Stock-Based Compensation for further details.

Stock-based Expense

In June 2025, the Company granted warrants to an advisor related to digital assets. See Note 5 - Capital Stock for further information. The total stock-based cost of these warrants is $335,000, which will be expensed ratably over the twelve-month original life of the contract and vesting period of the warrants. During the year ended December 31, 2025, $169,000 was recorded as stock-based advisory fees in general and administrative expense, as such expense was not directly related to staking revenue. As of December 31, 2025, $168,000 of expense remains to be recognized through June 2026.

Research and Development

Research and development expenses include internal and external costs related to developing new service offerings, features, and enhancements to our existing product offerings.

Treasury Stock

Purchases and sales of treasury stock are recorded under the cost method. Under this method, shares acquired are recorded at the acquisition price directly to the treasury stock account. Upon sale, the treasury stock account is reduced by the original acquisition price of the shares, and any excess is recorded in additional paid-in capital on a first-in, first-out basis. The Company does not recognize a gain or loss to income from the purchase and sale of treasury stock.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by requiring additional disaggregation in the effective tax rate reconciliation and disclosures of income taxes paid by jurisdiction. The guidance does not change the recognition or measurement of income taxes. The Company adopted ASU 2023‑09 effective January 1, 2025, on a prospective basis. The adoption impacted the Company’s income tax disclosures but did not have a material impact on its consolidated financial statements.

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

Note 2 - Liquidity

As of December 31, 2025, we had $2,258,000 in cash and cash equivalents, $5,395,000 in digital assets, and working capital of $7,029,000. For the year ended December 31, 2025, we incurred a net loss of $6,355,000, and we used $3,015,000 of net cash in operating activities.

Cash used in investing activities for the year ended December 31, 2025, was $8,736,000, consisting of new investments in digital assets. There was no cash used in investing activities for the year ended December 31, 2024.

Net cash provided by financing activities during the year ended December 31, 2025, was $9,043,000, consisting of net proceeds from the 2025 Private Placement and warrant exercises. Net cash provided by financing activities during the year ended December 31, 2024, was $2,381,000, consisting of net proceeds from warrant exercises (see Note 5 - Capital Stock and Note 6 - Preferred Stock to our Consolidated Financial Statements).

Future Capital Requirements

We believe our existing cash, cash equivalents, and the fair value of our TAO tokens (if converted to cash) will be sufficient to fund our operations and meet our working capital requirements for at least the next twelve months from the filing of this Report. This assessment is based on current market conditions, regulatory environment, and the Company's operational plans, all of which are subject to change. In the long term, we believe additional capital will be required to fund operations and provide growth capital, including expanding our cryptocurrency treasury. To access capital to fund operations or provide growth capital, we will need to raise capital from the exercise of outstanding common and/or preferred warrants, and/or in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital on terms acceptable to us, it could have a material adverse effect on the Company.

Note 3 - Digital Assets

Our Cryptocurrency Asset Strategy

In connection with the Company’s financing in June 2025, we adopted a differentiated cryptocurrency treasury strategy focused on TAO, the native cryptocurrency of Bittensor. See Note 5 - Capital Stock for further details of the financing. We seek to stake TAO for revenue generation and capital appreciation, a strategy that underscores our mission to create significant value for shareholders. The Company accounts for its digital assets, comprised solely of TAO tokens, as indefinite-lived intangible assets in accordance with ASC 350. The Company’s digital assets are initially recorded at cost and measured at fair value at each reporting period. TAO tokens are available as partial tokens. The Company shows its token holdings rounded to the nearest one-hundredth of a token.

The Company has adopted a long-only TAO accumulation policy under which we allocate substantial portions of our excess cash to purchase TAO to maximize tokens per share. As of December 31, 2025, approximately 70% of our treasury holdings were invested in TAO, and our current plan is to continue allocating substantial portions of our excess cash to TAO without a formal cap on the percentage of our treasury holdings invested in TAO. We do not currently hedge our TAO exposure and have no diversification strategy into other crypto assets; we are a long-only TAO holder. The Company’s TAO tokens are stored with the TAO Custodians. There are significant risks associated with digital asset price volatility.  We have not implemented any hedging strategies to date, and there can be no assurance that any such strategies will be implemented or, if implemented, effective.

Although a liquid market for TAO exists, we have not monetized (i.e., sold) any TAO to date. All TAO is staked as soon as trade settlement permits, and we currently spread staking between the Company’s TAO Custodians.

The following table summarizes the Company's digital asset activity for the year ended December 31, 2025, and the fair value is presented as of  December 31, 2025 (in thousands except for tokens):

	TAO Tokens	$USD Fair Value (1)
Digital asset balance on January 1, 2025	—	$—
TAO Token Purchases	24,127.62	8,736
TAO Staking Rewards	543.96	186
Non-Cash Fees (1)	(6.14)	(8)
Unrealized Loss on Fair Value Remeasurement	—	(3,519)
Digital asset balance on December 31, 2025	24,665.43	$5,395

(1)	Non-cash fees are related to custodian fees paid in tokens and a one-time setup and transfer fee for Kraken.

As holders of TAO tokens, we can stake any amount of the liquidity we hold to a validator. Also known as “delegation”, staking supports validators because their total stake in the subnet, including stake delegated to them by others, determines their consensus power and their share of emissions. After the validator extracts their take, the remaining emissions are credited back to us in proportion to our stake with that validator.

In exchange for staking TAO on the Bittensor blockchain network, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. This award is remitted in the validator node's native token (TAO) and is referred to as a staking reward. The Company’s staking reward received from delegating to a third-party validator node is proportional to the Company's staked digital assets relative to the total staked by all delegators to that node at that time. TAO token rewards earned from staking are calculated and distributed directly to the Company’s digital wallets by the blockchain networks as part of their consensus mechanisms.

As of December 31, 2025, all of our TAO token holdings were staked. All staking services are provided through the Company’s TAO Custodians, enabling yield generation while maintaining the highest standards of security and regulatory compliance.  We rely on these custodians to facilitate our TAO token staking activities. Through their staking services, our TAO Custodians hold and stake our TAO through their selected validators. The Bittensor blockchain does not impose protocol-enforced delays or unbonding periods. As of December 31, 2025, the Company's staked TAO tokens have immediate terms, meaning there is no lock-up period upon the asset being unstaked.

The following table summarizes the Company's Staking Rewards as of  December 31, 2025 (in thousands except for tokens):

	As of December 31, 2025
Asset	Token Rewards	Revenue ($USD)
TAO	543.96	$186

Our cost of revenue for digital assets consists of custodian fees and advisor fees on our staked digital assets. For the year ended December 31, 2025, the Company recorded a cost of revenue of $24,000 related to digital asset staking, resulting in a gross profit of $162,000, or 87%.

Digital assets are measured at their fair market values using the last close price of the day in the UTC time zone at each reporting period end. The unrealized gains and losses resulting from remeasurement of digital assets are recorded in other income on the Consolidated Statement of Operations. The following table summarizes the Company's digital asset holdings as of  December 31, 2025 (in thousands except for tokens):

	As of December 31, 2025
Asset	Tokens	Cost	Fair Market Value	Unrealized Loss
Staked TAO	24,665.43	$8,914	$5,395	$3,519
Un-staked TAO	—	—	—	—
	24,665.43	$8,914	$5,395	$3,519

The Company recorded an unrealized loss of $3,519,000 for the year ended December 31, 2025. As of December 31, 2025, the fair value of our digital assets was $5,395,000.

Note 4 - Accrued Expenses and Other Current Liabilities

Consolidated accrued expenses and other current liabilities were $1,061,000 and $1,131,000 as of December 31, 2025, and 2024, respectively, consisting primarily of compensation, taxes and fees, and rent expenses. The 6% year-over-year decrease was primarily due to a decrease in accrued compensation, partially offset by an increase in taxes and fees.

Our consolidated balances for the years ended December 31, 2025, and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Compensation costs	$324	$560
Customer deposits	95	77
Professional fees	79	86
Taxes and regulatory fees	367	201
Accrued rent	170	170
Accrued dividends on Series F Preferred Stock	22	29
Other accrued expenses and liabilities	4	8
	$1,061	$1,131

As of December 31, 2025, and 2024, our Managed Services segment had accrued expenses and other current liabilities of $5,000 and $18,000, respectively. These expenses consisted primarily of taxes and regulatory fees. The 72% year-over-year decrease was primarily related to a reduction in these taxes and regulatory fees.

As of December 31, 2025, and 2024, accrued expenses and other current liabilities for our Collaboration Products segment were $269,000 and $252,000, respectively. These amounts primarily consist of rent expenses and customer deposits. The 7% year-over-year increase was driven by higher customer deposits.

Unallocated accrued expenses were $787,000 and $861,000 as of December 31, 2025, and 2024, respectively. For both 2024 and 2025, unallocated accrued expenses consisted primarily of compensation expenses, professional service expenses, and corporate franchise taxes. The 9% year-over-year decrease is primarily related to a decrease in compensation expenses, partially offset by an increase in corporate franchise tax.

Note 5 - Capital Stock

Common Stock

The Company’s Common Stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “TWAV.” As of December 31, 2025, we had 150,000,000 shares of our Common Stock authorized, with 3,327,399 and 3,327,210 shares issued and outstanding, respectively.

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

During the year ended December 31, 2025, 521,725 shares of the Company’s Common Stock were issued related to the exercise of 521,725 Common Warrants. During the year ended December 31, 2024, 282,314 shares of the Company's Common Stock were issued related to the exercise of 282,314 Common Warrants. See discussion of Common Warrants below for further details.

During the year ended December 31, 2025, 1,403,131 shares of the Company's Common Stock were issued related to the exercise of 1,403,131 Pre-Funded Warrants. See discussion of 2025 Private Placement and Pre-Funded Warrants below for further details.

During the year ended December 31, 2025, 257,617 shares of the Company's Common Stock were issued related to the conversion of 970 shares of Series F Preferred Stock, plus accrued dividends of approximately $39,000. During the year ended December 31, 2024, 288,968 shares of the Company’s Common Stock were issued related to the conversion of 3,033 shares of Series F Preferred Stock, plus accrued dividends of approximately $191,000. See Note 6 - Preferred Stock for further details.

Common Stock activity for the years ended December 31, 2025, and 2024 is presented below.

Issued Shares as of December 31, 2023	573,644
Issuances from Preferred Stock conversions	288,968
Issuances related to Common Warrant exercises	282,314
Issued Shares as of December 31, 2024	1,144,926
Issuances related to Common Warrant exercises	521,725
Issuances related to Pre-Funded Warrant exercises	1,403,131
Issuances related to Preferred Stock conversions	257,617
Issued Shares as of December 31, 2025	3,327,399
Less Treasury Shares:	(189)
Outstanding Shares as of December 31, 2025	3,327,210

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

In connection with the 2023 Private Placement, pursuant to an engagement letter dated March 30, 2023 (the "Engagement Letter"), between the Company and Dawson James Securities, Inc. (the “Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the 2023 Private Placement, and (ii) grant to the Placement Agent warrants (the “2023 Placement Agent Warrants”) to purchase 7,663 shares of Common Stock.

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

Pursuant to Sections 2(a) and 2(c) of the Common Warrants (the "Make-whole Provision"), as a result of the 1-for-40 reverse stock split effected on August 23, 2024 (the "Reverse Split"), the exercise price of the Common Warrants and Placement Agent Warrants were adjusted to $3.41 per share, and the number of Common Warrant shares that may be purchased upon exercise of the Common Warrants and the Placement Agent Warrants were increased proportionately so that after the exercise price adjustment the aggregate exercise price payable hereunder for the adjusted number of Common Warrant Shares was the same as the aggregate exercise price in effect immediately prior to the exercise price adjustment. These adjustments resulted in an aggregate of 2,401,047 Common Warrants and 153,470 2023 Placement Agent Warrants remaining outstanding following the Reverse Split. The additional warrants created by the Make-whole Provision resulted in an aggregate deemed dividend of $8,974,000, which will reduce the net income available to common shareholders. Details of the Make-whole Provision transactions are presented below:

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

During the year ended December 31, 2025, 152,519 Common Warrants were issued in accordance with the exercise provisions of the Preferred Warrants. See Note 6 - Preferred Stock for additional detail on the exercises of the Preferred Warrants. These Common Warrants are exercisable at an exercise price of $3.41 and have a term of five years.

During the year ended December 31, 2025, 521,725 Common Warrants were exercised at a price of $3.41 per share for shares of Common Stock, and the Company received gross and net proceeds of $1,781,000 and $1,639,000, respectively. During the year ended December 31, 2024, 282,314 Common Warrants were exercised at a price of $3.41 per share for shares of Common Stock, and the Company received gross and net proceeds of $964,000 and $887,000, respectively.

As of December 31, 2025, 1,749,527 Common Warrants remained outstanding.

One of our directors, Jonathan Schechter, is currently a partner at The Special Equities Group (“SEG”), a division of Dawson James Securities, Inc. (“Dawson James”). In March 2023, prior to Mr. Schechter’s appointment to our board in May 2023, and pursuant to our 2023 Engagement Letter, Dawson James acted as placement agent in connection with our March 30, 2023 Purchase Agreement. During the year ended December 31, 2025, pursuant to the terms of the 2023 Placement Agent Agreement, we paid Dawson James a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the Common Stock Warrants. The fees were $142,000. During the year ended December 31, 2024, we paid Dawson James a cash fee of $77,000. Mr. Schechter did not receive any of the fees paid.

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

During the year ended December 31, 2025, 1,403,131 Pre-Funded Warrants were exercised, and as of December 31, 2025, 586,261 Pre-Funded Warrants remained outstanding. Nominal proceeds were received by the Company upon exercise of the Pre-Funded Warrants.

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

Pursuant to the 2025 Private Placement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock underlying the Pre-Funded Warrants no later than 15 days after the date of the Purchase Agreement, and to use commercially reasonable efforts to have the registration statement declared effective within 60 days following the date of the Purchase Agreement (or 90 days following the date of the Purchase Agreement in the event of a “full review” by the SEC). The Company filed the registration statement on June 20, 2025, and it was declared effective on August 1, 2025.

The 2025 Private Placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Investors has represented to the Company that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Pre-Funded Warrants are being offered without any general solicitation by the Company or its representatives.

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

2025 Placement Agent Warrants

Dawson James again served as the Company’s exclusive Placement Agent in connection with the 2025 Private Placement, pursuant to that engagement letter, dated as of June 4, 2025, as amended, between the Company and Placement Agent (the “2025 Engagement Letter”). Pursuant to the 2025 Engagement Letter, the Company paid the Placement Agent (i) a total cash fee equal to 5% of the aggregate gross proceeds raised in the 2025 Private Placement and (ii) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. In addition, the Company issued to the Placement Agent or its designees warrants (the “2025 Placement Agent Warrants”) to purchase up to an aggregate of 99,470 shares of Common Stock. The Placement Agent Warrants are exercisable immediately upon issuance. The terms of the Placement Agent Warrants are substantially the same as those of the Pre-Funded Warrants, except that the Placement Agent Warrants will expire on June 10, 2030, are initially exercisable at a price of $4.71 per share of Common Stock, may only be exercised a cashless basis if there is no effective registration statement registering the underlying shares, and in the event of a Fundamental Transaction as defined in the Placement Agent Warrants, warrant holders may require the company to purchase the remaining unexercised portion of a Placement Agent Warrant for an amount equal to the Black-Scholes Value of that portion, as of the date of the Fundamental Transaction, unless the Fundamental Transaction is not within the Company’s control, as described in the Placement Agent Warrants. There is no established public trading market for the Placement Agent Warrants, and we do not intend to list the Placement Agent Warrants on any national securities exchange or nationally recognized trading system.

The 2025 Placement Agent Warrants were issued on June 10, 2025, and as of December 31, 2025, no 2025 Placement Agent Warrants have been exercised.

As discussed above, one of our directors is currently a partner at SEG, a division of Dawson James. During the year ended December 31, 2025, pursuant to the terms of the 2025 Placement Agent Agreement, we paid Dawson James a cash fee equal to $375,000 (or 5% of the aggregate gross proceeds raised from the 2025 Private Placement) and $50,000 in fees and expenses. Mr. Schechter did not receive any of the fees paid, nor were any of the 2025 Placement Agent Warrants issued to him.

Advisor Warrants

On June 5, 2025, the Company issued warrants to acquire up to 100,000 shares of our Common Stock (the "Advisor Warrants") to Brandon Sofer, our advisory agent (in such capacity, the "Advisory Agent"), in connection with the Advisory Agent's provision of certain treasury advisory services. The terms of the Advisor Warrants are identical to those of the Placement Agent Warrants, except that the Advisor Warrants will expire on June 5, 2028, are initially exercisable in part beginning on July 7, 2025 at a price of $3.77 per share of Common Stock, and will vest in equal installments at a rate of 1/12th (8.33%) per month, beginning on the thirty day anniversary of the issue date, for twelve month.

As of December 31, 2025, 50,000 of the Advisor Warrants had vested and no Advisor Warrants had been exercised.

Outstanding warrants for the Company's Common Stock, as of December 31, 2025, are as follows:

Issue Date	Warrants Issued	Exercise Price	Expiration Date
Q1 2023 Common Warrants	1,206,049	$3.41	Q3 2028
Q1 2023 Placement Agent Warrants	153,470	$3.41	Q3 2028
Q2 2024 Common Warrants	390,959	$3.41	Q4 2029
Q2 2025 Advisor Warrants	100,000	$3.77	Q2 2028
Q2 2025 Placement Agent Warrants	99,470	$4.71	Q2 2030
Q2 2025 Pre-Funded Warrants (1)	586,261	$3.77	Q2 2030
Q3 2025 Common Warrants	152,519	$3.77	Q1 2030
	2,688,728

(1) The aggregate exercise price for the Pre-Funded Warrants is $3.77, of which $3.7699 was paid upon issuance of the warrants and $0.0001 payable upon exercise of the warrant. The exercise of these warrants will not result in material proceeds for the Company.

Warrant activity for the years ended December 31, 2025, and 2024 is presented below:

	Outstanding
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2023	103,453	$69.03
Granted	24,104	68.40
Make-whole provision	2,426,986	3.41
Exercised	(282,314)	3.41
Expired	(26)	2,578.38
Warrants outstanding and exercisable, December 31, 2024	2,272,203	3.41
Granted	2,341,381	3.81
Exercised	(1,924,856)	3.67
Warrants outstanding and exercisable, December 31, 2025	2,688,728	$3.57

Treasury Shares

The Company maintains Treasury Stock for the Common Stock shares it buys when it withholds shares to cover taxes on stock compensation transactions. There were no treasury stock transactions during the years ended December 31, 2025, and 2024, and the treasury shares outstanding were 189 as of December 31, 2025, and 2024.

Note 6 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2025, and 2024, we had 1,983,250 designated shares of preferred stock and 150 and 545 shares of preferred stock issued and outstanding, respectively.

Series F Preferred Stock

The terms of the Series F Preferred Stock are as set forth in the Certificate of Designations of Series F Preferred Stock of TaoWeave, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The 2023 Private Placement closed on March 31, 2023, in exchange for gross and net proceeds of $6,386,000 and $5,364,000, respectively. The financing fees under the Purchase Agreement totaled $1,022,000.

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

On October 6, 2023, the Company and Investors holding a majority of the outstanding shares of the Preferred Stock agreed to waive any and all provisions, terms, covenants, and obligations in the Certificate of Designations to the extent such provisions permit the conversion or exercise of the Preferred Stock to occur at a price below $3.77. Notwithstanding anything to the contrary in the Certificate of Designations, each of the “Alternate Conversion Price” and the “Floor Price” as set forth in the Certificate of Designations shall in no event be less than $3.77 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, and similar events).

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

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, (i) the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Registration Rights Agreement, (ii) the failure to pay any amounts due to the holders of the Series F Preferred Shares when due, and (iii) if Peter Holst ceases to be the chief executive officer of the Company other than because of his death, and a qualified replacement, reasonably acceptable to a majority of the holders of the Series F Preferred Shares, is not appointed within thirty (30) business days. In connection with a Triggering Event, the Default Rate is triggered. We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), maintenance of properties, and the transfer of assets, among other matters.

During the years ended December 31, 2025, and 2024, 970 and 3,033 shares of Series F Preferred Stock, respectively, plus accrued dividends, were converted to 257,617 and 288,968 shares of the Company’s common stock, respectively. There were 150 and 545 shares of Series F Preferred Stock outstanding, respectively, and accrued dividends of $22,000 and $29,000 as of December 31, 2025, and 2024, respectively. Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred	Accrued	Weighted Average	Common Shares Issued
	Stock Shares	Dividends	Conversion Price	from Conversions
Balance on December 31, 2023	1,930	$131,000		352,624
2024 Issuance	1,648	—
2024 Accrued Dividends		89,000
2024 Conversions	(3,033)	(191,000)	$11.17	288,968
Balance on December 31, 2024	545	29,000		641,592
2025 Issuance	575	—
2025 Accrued Dividends		32,000
2025 Conversions	(970)	(39,000)	$3.77	257,617
Balance on December 31, 2025	150	$22,000	$3.77	899,209

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

During the year ended December 31, 2025, 575 Preferred Warrants were exercised at a price of $975 per share. The Company received gross and net proceeds of $561,000 and $516,000, respectively.  During the year ended December 31, 2024, 1,648 Preferred Warrants were exercised at a price of $975 per share. The Company received gross and net proceeds of $1,607,000 and $1,478,000, respectively. As of December 31, 2025, 30,527 Preferred Warrants remained outstanding.

	Outstanding and Exercisable
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2023	32,750	$975
Exercised	(1,648)	$975
Warrants outstanding and exercisable, December 31, 2024	31,102	$975
Exercised	(575)	$975
Warrants outstanding and exercisable, December 31, 2025	30,527	$975

As discussed in Note 5 - Capital Stock, one of our directors is currently a partner at The Special Equities Group ("SEG"), a division of Dawson James Securities, Inc. During the year ended December 31, 2025, pursuant to the terms of the Placement Agent Agreement, we paid Dawson James a cash fee equal to 8% of the aggregate gross proceeds raised from the exercise of the 575 Preferred Stock Warrants. The fee was $45,000. During the year ended December 31, 2024, we paid the Placement Agent a cash fee of $129,000 for the exercise of the 1,648 Preferred Stock Warrants. Mr. Schechter did not receive any of the fees paid.

Note 7 - Stock-Based Compensation

Amended and Restated 2019 Equity Incentive Plan

On December 19, 2019, the TaoWeave, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of December 31, 2024, there were no remaining shares in the share pool available for new grants under the 2019 Plan. On December 17, 2025, at the Company's Annual Meeting of Stockholders, an amendment to the 2019 Plan was approved to i) increase the number of shares available for grant of awards by 2,000,000 shares, subject to adjustment for certain changes in our capitalization, and ii) beginning on January 1, 2026, incorporate an annual increase of shares available under the 2019 plan, equal to 5% of the total shares of our common stock outstanding on the last day of the immediately preceding calendar year (the "Evergreen Provision"). As of December 31, 2025, there were 2,000,000 shares in the share pool available for new grants. On January 1, 2026, pursuant to the Evergreen Provision, this amount increased to 2,166,360 shares.

During the year ended December 31, 2024, no stock options were granted, 84 stock options vested, and 250 vested stock options expired. As of December 31, 2024, no stock options were outstanding. There was no stock option activity during the year ended December 31, 2025.

Stock compensation expense recorded for the year ended December 31, 2024, was $62,000. This compensation was all related to stock options and was recorded in general and administrative expense on the Consolidated Statement of Operations. As of December 31, 2024, and 2025, no unamortized stock-based compensation remains.

Note 8 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted shares of common stock. Vested RSUs (for which shares of common stock have not yet been delivered) are included in the calculations of basic net loss per share.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, RSUs, and unvested restricted stock awards, to the extent they are dilutive. For the years ended December 31, 2025 and 2024,all such common stock equivalents have been excluded from diluted net loss per share as the effect on net loss per share would be anti-dilutive (due to the net losses).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
Numerator:	2025	2024
Net loss	$(6,355)	$(4,043)
Less: preferred stock dividends	32	89
Less: deemed dividend	—	8,974
Net loss attributable to common stockholders	$(6,387)	$(13,106)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	2,316,057	834,209
Basic net loss per share	$(2.76)	$(15.71)

The following table represents the potential shares that were excluded from the computation of the weighted average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Common stock issuable upon conversion of Series F Preferred Stock (1)	45,754	51,357
Common stock issuable upon conversion of Series F Preferred Warrants (2)	8,097,347	2,784,922
Common stock issuable upon conversion of Common Stock Warrants	2,688,728	2,272,203

(1)

Calculation assumes the conversion of the stated value and accrued dividends of the Series F Preferred Stock into Common Stock at the current exercise price of $3.77 for 2025, and a conversion price of $11.17 for 2024.

(2)

Calculation assumes the exercise of the Series F Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at the Floor Price of $3.77 for 2025, and a conversion price of $11.17 for 2024.

Note 9 - Segment Reporting

The Company currently operates in three segments: (1) "Digital Assets," which represents the business surrounding our treasury activity with Bittensor, (2) “Managed Services,” which represents the business surrounding managed services for video collaboration and network solutions, and (3) “Collaboration Products,” which represents the business surrounding our Mezzanine™ product offerings.

For each of the years ended December 31, 2025, and 2024, the CODM for three and two segments, respectively, was Pete Holst, the Company's President and Chief Executive Officer. Management reviewed the information provided to the CODM and updated the presentation of that information, including Significant Segment Expenses ("SSEs").

Certain information concerning the Company’s segments for the years ended December 31, 2025, and 2024 is presented in the following tables (in thousands):

	For the Years Ended December 31,
	2025	2024	% Change
Revenue
Digital Assets	$186	$—	100%
Managed Services	1,957	2,062	(5)%
Collaboration Products	294	316	(7)%
Consolidated	$2,437	$2,378	2%

Cost of revenues
Digital Assets	$24	$—	100%
Managed Services	1,384	1,337	4%
Collaboration Products	15	710	(98)%
Consolidated	$1,423	$2,047	(30)%

Gross Margin
Digital Assets	$162	$—	100%
Managed Services	573	725	(21)%
Collaboration Products	279	(394)	(171)%
Consolidated	$1,014	$331	206%

Operating expenses
Digital Assets (1)	$209	$—	100%
Managed Services (2)	—	—	0%
Collaboration Products (3)	11	341	(97)%
Corporate (4)	3,756	4,192	(10)%
Consolidated	$3,976	$4,533	(12)%

Other income (expense), net
Digital Assets (5)	$(3,519)	$—	(100)%
Managed Services (6)	—	(1)	(100)%
Collaboration Products (6)	—	16	100%
Corporate (7)	128	154	(17)%
Consolidated	$(3,391)	$169	(2107)%
Net loss before taxes	$(6,353)	$(4,033)	58%
Income tax expense	$2	$10	(80)%
Net loss	$(6,355)	$(4,043)	57%

	As of December 31,
Total assets	2025	2024	% Change
Digital Assets (8)	$5,562	$—	100%
Managed Services (9)	401	422	(5)%
Collaboration Products (10)	258	285	(9)%
Corporate (11)	1,998	4,568	(56)%
Consolidated	$8,219	$5,275	56%

(1)	Operating expenses related to our Digital Assets segment include cash and stock-based advisory fees.
(2)	There were no operating expenses related to our Managed Service segment in 2025 and 2024.
(3)	Operating expenses related to our Collaboration Products segment include non-capitalized software costs and commission expenses. In 2025 and 2024, $18,000 in bad debt recovery and $2,000 in bad debt expense were recorded, respectively.
(4)	Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff; general liability and other insurance; professional fees; and similar corporate expenses.
(5)	Other expense for our Digital Assets segment includes unrealized losses from revaluations of our digital assets.
(6)	Other income (expense) for Managed Services and Collaboration Products segments include interest expense and non-operating income.
(7)	Unallocated other income in Corporate is primarily related to interest income.
(8)	Digital Asset assets include the fair value of the Company's digital asset holdings as of the end of the period, and unamortized stock-based advisor expense.
(9)	Managed Services assets include cash equivalents, accounts receivable, and prepaid expenses.
(10)	Collaboration Products' assets include cash equivalents and prepaid expenses.
(11)	Unallocated assets in Corporate include cash and prepaid expenses that are corporate in nature and don't apply to a single segment.

The Company's SSEs for our Digital Assets segment include cash and non-cash transaction fees, cash and stock-based advisory expenses, and unrealized losses on revaluation. The Company’s SSEs for our Managed Services and Collaboration Products segments include direct labor costs and segment-based management expenses (collectively, “labor and labor-related”), circuit and network cost of revenue, other non-inventory cost of revenue, research and development costs, and bad debt (recovery) expense. These are specific costs regularly provided to the CODM and used to evaluate segment performance. Other segment items include expenses recorded within cost of revenue and operating expenses, which are not regularly provided to the CODM. The CODM evaluates segment profit each period against historical results, factoring in macroeconomic factors such as labor and supply costs, to assess segment performance.

	Year Ended December 31, 2025
	Digital Assets	Managed Services	Collaboration Products	Total

Revenue
Digital Assets	$186	$—	$—	$186
Network Services	—	1,898	—	1,898
Video Collaboration	—	44	294	338
Professional and other services	—	15	—	15
Total revenue	186	1,957	294	2,437

Significant Segment Expenses
Labor and labor-related (1)	—	261	19	280
Property and office expense	—	—	21	21
Cash digital asset transaction fees	16	—	—	16
Non-cash digital asset transaction fees	8	—	—	8
Stock-based expense	169	—	—	169
Circuit and network cost of revenue	—	1,123	—	1,123
Advisory fees	40	—	—	40
Unrealized loss on digital asset revaluation	3,519	—	—	3,519
Bad debt recovery	—	—	(18)	(18)
Other segment items (2)	—	—	4	4
Segment profit (loss)	$(3,566)	$573	$268	$(2,725)
Segment margin	(1917)%	29%	91%

Unallocated expenses (income)
Corporate expenses (3)				$3,756
Interest income				(128)
Loss before income tax expense				$(6,353)

	Year Ended December 31, 2024
	Managed Services	Collaboration Products	Total

Revenue
Network services	$1,990	$—	$1,990
Video collaboration	56	316	372
Professional and other services	16	—	16
Total revenue	2,062	316	2,378

Significant Segment Expenses
Labor and labor-related (1)	132	550	682
Severance	—	46	46
Circuit and network cost of revenue	1,202	—	1,202
Inventory and inventory-related	—	273	273
Other non-inventory cost of revenue	4	19	23
Research and development	—	145	145
Bad debt expense	—	2	2
Segment profit (loss)	$724	$(719)	$5
Segment margin	35%	(228)%

Unallocated expenses (income) (3)
Corporate expenses			$4,067
Stock compensation			62
Severance			60
Interest income			(151)
Loss before income tax expense			$(4,033)

(1)	Includes direct labor costs (including sales and marketing costs), employment taxes, employee benefits, workers' compensation, and office expenses. For the year ended December 31, 2024, this also includes $46,000 of severance costs.
(2)	Other segment items include other income and expenses, net; interest expense; certain professional services; and miscellaneous taxes and fees.
(3)	Represents general and administrative costs, less the amounts allocated to the segments for labor and benefits, general liability insurance, professional services, property taxes, and interest income. For the year ended December 31, 2024, this also includes severance costs of $59,000.

For the years ended December 31, 2025, and 2024, no material revenue was attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency, and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$1,142	$913
Foreign	1,295	1,465
	$2,437	$2,378

The Company considers a significant customer to be one that comprises more than 10% of its consolidated revenues or accounts receivable. Losing or reducing sales or anticipated sales to our most significant customer or several of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Year Ended December 31, 2025
		2025	2024
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	79.0%	84.9%

Concentration of consolidated accounts receivable was as follows:

		As of December 31,
		2025	2024
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	97.3%	82.6%

Note 10 - Commitments and Contingencies

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including those covered by insurance. As of the date hereof, we are not a party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations, or liquidity.

Note 11 - Income Taxes

In December 2023, the FASB issued ASU No. 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by requiring additional disaggregation in the effective tax rate reconciliation and disclosures of income taxes paid by jurisdiction. The guidance does not change the recognition or measurement of income taxes. The Company adopted ASU 2023‑09 effective January 1, 2025, on a prospective basis. The adoption impacted the Company’s income tax disclosures but did not have a material impact on its consolidated financial statements

The following table sets forth pretax book loss (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(6,353)	$(4,033)
Foreign	—	—
Total	$(6,353)	$(4,033)

The following table sets forth income before taxes and the income tax expense for the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
Foreign	—	3
State	2	7
Total current	2	10

Total deferred	—	—
Income tax expense	$2	$10

Upon adoption of ASU 2023-09, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025, was as follows (in thousands, except for percentages):

	Amount	Percent
U.S. federal statutory rate	$(1,334)	21.00%
State and local taxes, net of federal effects (1)	1	(0.01)%
Change in valuation allowance	1,259	(19.82)%
Nontaxable or nondeductible items	54	(0.85)%
Other Reconciling Items	22	(0.35)%
Effective tax rates	$2	(0.03)%

(1)	The states and local jurisdictions that contribute to the majority (greater than 50% of the tax effect in this category include California, Colorado, and Pennsylvania.

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-0, was as follows (in thousands):

Amount
U.S. federal income taxes at the statutory rate	$(847)
State Taxes, Net of Federal Effects	(57)
U.S Federal and State NOL Carryforward adjustment for expired NOLs and other	62
Stock Compensation Adjust for Expired Options	67
Change in valuation allowance	1,026
State Taxes, Change in Apportionment Rate	(297)
Other	56
Income tax expense	$10

Upon adoption of ASU 2023-09, cash paid for income taxes, net of refunds, during the year ended December 31, 2025, was as follows (in thousands):

Federal	$—
State
California	2
New Jersey	4
Other States	1
Total cash paid for income taxes, net of refunds	$7

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2025, and 2024 is presented below (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets (liabilities):
Tax benefit of operating loss carry forward - Federal	$30,801	$30,164
Tax benefit of operating loss carry forward - State	6,360	6,319
Accrued expenses	193	211
Deferred revenue	3	8
Fixed assets	—	1
Inventory	195	199
Intangible amortization	8	19
Section 174 research and experimentation	174	261
R&D credit	2,154	2,154
Texas margin tax temporary credit	37	37
Charitable contributions	41	33
Unrealized loss - digital assets	795	—
Total deferred tax asset, net of deferred tax liabilities	40,761	39,406

Valuation allowance	(40,761)	(39,406)
Net deferred tax asset	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting uncertainties regarding the realizability, as evidenced by the Company’s historical results. The change in the valuation allowance for the year ended December 31, 2025, is an increase of $1,356,000. The change in the valuation allowance for the year ended December 31, 2024, was a decrease of $1,026,000.

We and our subsidiary file federal and state tax returns on a consolidated basis. On October 1, 2019, TaoWeave, Inc. (fka Oblong, Inc.) acquired the stock of Oblong Industries Inc., resulting in Oblong Industries Inc.'s shareholders owning 75% of TaoWeave, Inc. Therefore, an “ownership change” occurred on this date (as defined under Section 382 of the Internal Revenue Code of 1986, as amended), which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change. If additional ownership changes have occured or do occur in the future, the use of NOL carryforwards and research and development credits could be subject to further limitation. As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined the 2019 ownership change resulted in a permanent loss of approximately $30,880,000 of federal NOL carryforwards. State NOL carryforwards were limited in a similar fashion. The Company has not conducted a study subsequent to the 2019 one to determine if any such additional changes have occurred that could limit the Company's ability to use net operating losses and tax credit carryforwards.

The Company had federal net operating loss carryforwards of $146,673,000 as of December 31, 2025. Of this amount, $75,138,000 will expire in various amounts from 2026 through 2037. As of December 31, 2025, the Company also has various state net operating loss carryforwards of an estimated $107,065,000. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change, from year to year and impact the amount of such carryforwards. The Company has Research and Development credits carryforward of $2,154,000 at  December 31, 2025. The Research and Development credits begin to expire in 2026.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s Consolidated Financial Statements for the years ended December 31, 2025, and 2024. The Company does not anticipate any material change to its unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to unrecognized tax benefits. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2025, and 2024.

The Internal Revenue Service may generally assess additional income tax for the last three years. This would generally prevent the Service from opening an examination for years ended on or before December 31, 2022. However, there are exceptions that can extend the statute of limitations to six years and, in some cases, prevent it from ever expiring.

Note 12 - 401(k) Plan

We have adopted a Section 401(k) retirement plan under the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2025, and 2024 were $37,000 and $58,000, respectively.