Form 10-Q
period 2026-03-31
TaoWeave, Inc.
filed 2026-05-15
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

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

(213) 683-8863 ext. 5

(Registrant’s Telephone Number, including Area Code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TWAV	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 14, 2026, was 3,456,149.

TAOWEAVE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of TaoWeave, Inc. (“TaoWeave” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding TaoWeave’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to TaoWeave, are intended to identify forward-looking statements. These statements are based on TaoWeave’s current plans, and TaoWeave’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. TaoWeave has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2025, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2026, as well as under “Part II. Item 1A. Risk Factors” in this report. TaoWeave undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to TaoWeave or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: the Company's plans to explore partnerships within the Bittensor ecosystem, demand for our product offerings, future revenues, expenses, capital expenditures and cash flows; our ability to fund operations and continue as a going concern; our liquidity projection; expectations regarding adjustments to our cost of revenue and other operating expenses; the future exercise of warrants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about the ongoing performance of our Managed Services business; statements relating to market need and evolution of the industry, our solutions and our service platforms;  our beliefs about employee relations;  adequacy of our internal controls; and statements regarding our information systems and ability to prevent cybersecurity incidents.

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

•	the rewards and costs of staking transactions on blockchains;
•	fluctuations in the price of our digital assets;
•	potential decreases in the value of our digital assets and rewards;
•	risks related to the loss or theft of private withdrawal keys, resulting in the complete loss of digital assets and rewards;
•	the ongoing performance of our Managed Services business;
•	our ability to grow revenue;
•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;
•	increases in labor costs;
•	our ability to attract and retain highly skilled personnel;
•	our reliance on open-source software and technology;
•	use of cash related to potential repurchases under our Stock Repurchase Program;
•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and
•	our management’s ability to execute its plans, strategies, and objectives for future operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAOWEAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares, par value, and stated value)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,130	$2,258
Digital assets	7,209	5,395
Accounts receivable, net	135	138
Prepaid expenses and other current assets	500	424
Total current assets	9,974	8,215
Other assets	3	4
Total assets	$9,977	$8,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272	$112
Accrued expenses and other current liabilities	973	1,061
Deferred revenue	6	13
Total current liabilities	1,251	1,186
Total liabilities	1,251	1,186
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock Series F, convertible; $0.0001 par value; $176,000 stated value; 42,000 shares authorized, 150 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized, 3,327,399 shares issued, and 3,327,210 outstanding as of March 31, 2026 and December 31, 2025	—	—
Treasury Stock, 189 common shares	(181)	(181)
Additional paid-in capital	245,839	245,843
Accumulated deficit	(236,932)	(238,629)
Total stockholders’ equity	8,726	7,033
Total liabilities and stockholders’ equity	$9,977	$8,219

See accompanying notes to condensed consolidated financial statements.

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$707	$622
Cost of revenue	237	373
Gross profit	470	249

Operating expenses:
Research and development	—	3
Sales and marketing	7	8
General and administrative	1,022	929
Total operating expenses	1,029	940
Operating loss	(559)	(691)
Other income, net
Interest income, net	6	26
Realized gain on digital assets	52	—
Unrealized gain on digital assets	2,198	—
Total other income, net	2,256	26
Income (loss) before income taxes	1,697	(665)
Income tax expense	—	7
Net income (loss)	1,697	(672)
Preferred stock dividends	4	12
Net income (loss) attributable to common stockholders	$1,693	$(684)

Net loss attributable to common stockholders per share:
Basic net income (loss) per share	$0.43	$(0.59)
Diluted net income (loss) per share	$0.43	$(0.59)
Weighted-average number of shares of Common Stock:
Basic	3,913,471	1,151,482
Diluted	3,913,471	1,151,482

See accompanying notes to condensed consolidated financial statements.

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2026

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2025	150	$—	3,327,399	$—	189	$(181)	$245,843	$(238,629)	$7,033
Net income	—	—	—	—	—	—	—	1,697	1,697
Series F Preferred Stock dividends	—	—	—	—	—	—	(4)	—	(4)
Balance on March 31, 2026	150	$—	3,327,399	$—	189	$(181)	$245,839	$(236,932)	$8,726

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2025

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2024	545	$—	1,144,926	$—	189	$(181)	$236,458	$(232,274)	$4,003
Net loss	—	—	—	—	—	—	—	(672)	(672)
Common warrant exercise, net of fees	—	—	10,000	—	—	—	31	—	31
Series F Preferred Stock dividends	—	—	—	—	—	—	(12)	—	(12)
Balance on March 31, 2025	545	$—	1,154,926	$—	189	$(181)	$236,477	$(232,946)	$3,350

See accompanying notes to condensed consolidated financial statements.

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,697	$(672)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recovery	—	(18)
Stock-based expense	84	—
Non-cash revenue from digital assets	(86)	—
Unrealized gain on digital assets	(2,198)	—
Realized gain on sale of digital assets	(52)	—
Changes in operating assets and liabilities:
Accounts receivable	3	91
Prepaid expenses and other current assets	(160)	(203)
Other assets	1	1
Accounts payable	160	(35)
Accrued expenses and other current liabilities	(92)	151
Deferred revenue	(7)	5
Net cash used in operating activities	(650)	(680)
Cash flows from investing activities:
Proceeds from the sale of TAO tokens	522	—
Net cash provided by investing activities	522	—
Cash flows from financing activities:
Proceeds from exercise of common stock warrants, net of costs	—	31
Net cash provided by financing activities	—	31
Decrease in cash	(128)	(649)
Cash and cash equivalents at beginning of period	2,258	4,965
Cash and cash equivalents at end of period	$2,130	$4,316

Supplemental disclosures of cash flow information:

Reconciliation of cash and cash equivalents
Cash	$1,630	$3,816
Current certificates of deposit	500	500
Total cash and cash equivalents	$2,130	$4,316

Non-cash investing and financing activities:
Series F Preferred Stock dividends	$4	$12

See accompanying notes to condensed consolidated financial statements.

TAOWEAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2026

(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

TaoWeave, Inc. ("TaoWeave" or the "Company") was formed as a Delaware corporation in May 2000.

TaoWeave is focused on the Bittensor ecosystem, a decentralized, open-source protocol that coordinates the development and deployment of artificial intelligence (“AI”) models. The Company's principal asset is TAO, Bittensor’s native cryptocurrency, which the Company accumulates and stakes on the Bittensor network to generate yield in the form of additional TAO tokens. The Company's goal is to provide public-market investors with economic exposure to the Bittensor ecosystem. The Company also operates legacy businesses centered around its patented Mezzanine™ product line and managed services for video collaboration and network solutions.

Basis of Presentation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on substantially the same basis as the Company's annual Consolidated Financial Statements for the fiscal year ended December 31, 2025. In the opinion of the Company’s management, these interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2025 Condensed Consolidated Balance Sheet data in this document was derived from audited consolidated financial statements. The Condensed Consolidated Financial Statements and notes included in this quarterly report on Form 10-Q do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and notes thereto included in the Company’s fiscal 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on  March 20, 2026 (the “2025 Annual Report”).

The results of operations and cash flows for the interim periods included in these Condensed Consolidated Financial Statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of TaoWeave and the Company's 100%-owned subsidiaries (i) GP Communications, LLC (“GP Communications”), whose business function is to provide interstate telecommunications services for regulatory purposes, and (ii) Oblong Industries, Inc. All inter-company balances and transactions have been eliminated in consolidation. The U.S. Dollar is the functional currency for all subsidiaries.

Cash and Cash Equivalents

As of March 31, 2026, the Company's total cash balance of $2,130,000 is available. Of this balance, $500,000 was held in short-term certificates of deposit with MidFirst Bank. As of December 31, 2025, the Company's total cash balance of $2,258,000 was available, with $500,000 held in short-term certificates of deposit with MidFirst Bank. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Stock-Based Expense

In June 2025, the Company granted warrants to an advisor related to digital assets. See Note 6 - Capital Stock for further information. The total stock-based cost of these warrants is $335,000, which will be expensed ratably over the twelve-month original life of the contract and vesting period of the warrants. During the three months ended March 31, 2026, $84,000 was recorded as stock-based advisory fees in general and administrative expense. During the year ended December 31, 2025, $168,000 was recorded as stock-based advisory fees in general and administrative expense, and as of March 31, 2026, $83,000 of expense remains to be recognized through June 2026.

Segments

The Company currently operates in three segments: (1) "Digital Assets", which represents the business surrounding the Company's treasury activity with Bittensor, (2) “Managed Services”, which represents the business surrounding managed services for video collaboration and network solutions, and (3) “Collaboration Products”, which represents the business surrounding the Company's Mezzanine™ product offerings. See Note 9 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. The Company continually evaluates the reasonableness of estimates used in the preparation of the Company's consolidated financial statements. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining estimated credit losses, the inputs used to determine the fair value of equity-based awards, and the fair value of digital assets.

Significant Accounting Policies

The significant accounting policies used in the preparation of these Condensed Consolidated Financial Statements are disclosed in the Company's 2025 Annual Report and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements

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

Note 2 - Liquidity

As of March 31, 2026, the Company had $2,130,000 in cash and cash equivalents, $7,209,000 in digital assets, and working capital of $8,723,000. For the three months ended March 31, 2026, the Company recorded net income of $1,697,000, investing activities provided $522,000 in net cash, and the Company used net cash of $650,000 in operating activities.

The Company believes its existing cash and cash equivalents, and the fair value of its TAO tokens (if converted to cash), will be sufficient to fund the Company's operations and meet the Company's working capital requirements for at least the next twelve months from the date of this Report.

Note 3 - Digital Assets

The Company's Cryptocurrency Asset Strategy

The Company's current primary activity is accumulating and staking TAO, and the Company allocates substantial portions of its available cash to purchase TAO with the goal of maximizing TAO holdings per outstanding common share. As of March 31, 2026, and December 31, 2025, approximately 72% and 66% of the Company's total assets (including cash) were held in TAO, respectively. The Company intends to continue allocating substantial portions of its excess cash to TAO without a formal cap on the percentage of assets invested in TAO.

The Company does not hedge its TAO exposure and does not hold any other digital assets. All TAO is staked as soon as trade settlement permits, and the Company currently spreads staking across both BitGo Trust Company, Inc. ("BitGo") and the Kraken exchange ("Kraken", and together with BitGo, the "TAO Custodians").

Digital assets are measured at their fair market value using the last close price of the day in the UTC time zone at the end of each reporting period. The unrealized gains and losses resulting from remeasurement of digital assets are recorded in other income on the Condensed Consolidated Statement of Operations. The following table summarizes the Company's digital asset holdings as of  March 31, 2026 (in thousands except for tokens):

As of March 31, 2026
Asset	Tokens	Fair Market Value	Unrealized Gain
Staked TAO	23,556.88	$7,209	$2,198
Un-staked TAO	—	—	—
	23,556.88	$7,209	$2,198

The Company recorded an unrealized gain of $2,198,000 for the three months ended March 31, 2026. As of March 31, 2026, the fair value of the Company's digital assets was $7,209,000.

The Company's Staking Program

As holders of TAO tokens, the Company can stake any amount of the liquidity it holds to a validator. The Company stakes substantially all of its TAO through its TAO Custodians, who delegate the Company's tokens to validators on the Bittensor network. Also known as “delegation”, staking supports validators because their total stake in the subnet, including stake delegated to them by others, determines their consensus power and their share of emissions. In exchange for the Company's staked TAO supporting a validator’s operations, the Company receives a proportional share of the TAO rewards earned by that validator, net of the validator’s commission (commonly referred to as the validator’s “take”). Rewards are calculated in proportion to the Company's staked digital assets relative to the total staked by all delegators to the node at that time, and distributed directly to the Company's digital wallets in the validator node's native token (TAO) by the network as part of its consensus mechanism. The Company records these rewards as revenue in its Condensed Consolidated Statement of Operations.

As of March 31, 2026, and December 31, 2025, all of the Company's TAO token holdings were staked. The Bittensor protocol does not impose lock-up periods or unbonding delays; as of March 31, 2026, all of the Company's staked TAO could be unstaked and transferred without protocol-enforced waiting periods. The Company does not currently engage in direct subnet mining or validation, but may explore such activities in the future.

During the three months ended March 31, 2026, the Company earned approximately 348.44 TAO Tokens through staking, representing approximately $86,000 in revenue. Staking yields are variable and depend on several factors, including validator performance, total network stake, and the dynamics of the specific subnets to which the Company's TAO is delegated. The following table summarizes the Company's staking rewards for the three months ended March 31, 2026, and 2025 (in thousands except for tokens):

	For the Three Months Ended March 31,
	2026		2025
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
TAO	348.44	$86	—	$—

The Company's cost of revenue for digital assets consists of custodian fees and advisor fees on its staked digital assets. For the three months ended March 31, 2026, the Company recorded cost of revenue of $6,000 related to digital asset staking, resulting in a gross profit of $80,000, or 93%. The following table summarizes the Company's cost of revenue for the three months ended March 31, 2026, and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026		2025
Cost	Fees TAO Tokens	Fees $ USD	Fees TAO Tokens	Fees $ USD
Cash Transaction Fees	—	$2	—	$—
Advisory fees related to staking	—	4	—	—
	—	$6	—	$—

During the three months ended March 31, 2026, the Company did not purchase any TAO tokens and sold 1,457 tokens for cash proceeds of $522,000. The Company recognized a realized gain on this sale of $52,000, which is recorded in other income on the Condensed Consolidated Statement of Operations.

The following table summarizes disposition activity for the three months ended March 31, 2026 (in thousands except for tokens):

	For the Three Months Ended March 31, 2026
Asset	Tokens Sold	Proceeds $USD	Cost $USD	Realized Gain
TAO	1,457.00	$522	470	$52

The following table summarizes the Company's digital asset activity for the year ended December 31, 2025, and the three months ended March 31, 2026. The fair value is presented as of  March 31, 2026 (in thousands except for tokens):

	TAO Tokens	$USD
Digital asset balance on December 31, 2024	—	$—
TAO Token Purchases	24,127.62	8,736
TAO Staking Rewards	543.96	186
Non-Cash Fees	(6.14)	(8)
Unrealized Gains on Fair Value Remeasurement	—	(3,519)
Digital asset balance on December 31, 2025	24,665.44	5,395
TAO Staking Rewards	348.44	86
TAO Token Sales	(1,457.00)	(470)
Unrealized Gain on Fair Value Remeasurement	—	2,198
Digital asset balance on March 31, 2026	23,556.88	$7,209

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses	$170	$204
Prepaid insurance	290	121
Other current assets	15	58
Prepaid software licenses	25	41
Prepaid expenses and other current assets	$500	$424

As of March 31, 2026, and December 31, 2025, the Company's Digital Assets segment had $83,000 and $168,000 in prepaid expenses, respectively. These prepaid expenses were related to unamortized stock-based advisor expenses.

As of March 31, 2026, and December 31, 2025, the Company's Managed Services segment had $15,000 in prepaid expenses. These prepaid expenses primarily consisted of software licenses.

As of March 31, 2026, and December 31, 2025, the Company's Collaboration Products segment had $6,000 and $7,000 in prepaid expenses, respectively. These prepaid expenses primarily consisted of software licenses.

As of March 31, 2026, and December 31, 2025, the Company's unallocated prepaid expenses were  $396,000 and $234,000, respectively. These prepaid expenses were primarily attributable to insurance and software licenses. As of March 31, 2026, the amount also included expenses related to the filing of a registration statement, and as of March 31, 2025, the amount also included personnel expenses due to the timing of payroll.

Note 5 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Compensation costs	$431	$324
Customer deposits	—	95
Professional fees	126	79
Taxes and regulatory fees	214	367
Accrued rent	170	170
Accrued dividends on Series F Preferred Stock	26	22
Other accrued expenses and liabilities	6	4
Accrued expenses and other liabilities	$973	$1,061

As of March 31, 2026, and December 31, 2025, the Company's Digital Assets segment had accrued expenses of $19,000 and $21,000, respectively. These expenses were related to advisory fees.

As of March 31, 2026, and December 31, 2025, the Company's Managed Services segment had accrued expenses and other current liabilities of $7,000 and $11,000, respectively. These expenses consisted primarily of accrued taxes and regulatory fees.

As of March 31, 2026, and December 31, 2025, accrued expenses and other current liabilities for the Company's Collaboration Products segment were $170,000 and $269,000, respectively. These amounts primarily consisted of rent expenses and customer deposits.

Unallocated accrued expenses were $777,000 and $760,000 as of March 31, 2026, and December 31, 2025, respectively. Unallocated accrued expenses consisted primarily of compensation expenses, professional service expenses, accrued dividends, and corporate franchise taxes.

Note 6 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share ("Common Stock"), is listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “TWAV.” As of March 31, 2026, we had 150,000,000 shares of the Company's Common Stock authorized, with 3,327,399 and 3,327,210 shares issued and outstanding, respectively.

On April 17, 2025, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $500,000 of the Company’s Common Stock. The Stock Repurchase Program has no expiration date. As of the filing of this Report, the Company has not repurchased any shares of Common Stock and has $500,000 remaining under the Stock Repurchase Program.

Common Stock activity for the year ended December 31, 2025, is presented below. During the three months ended March 31, 2025, 10,000 shares of the Company's Common Stock were issued related to the exercise of 10,000 Common Warrants. There was no Common Stock activity during the three months ended March 31, 2026. Subsequent to the date of this report, 128,939 shares of the Company's Common Stock were issued related to the exercise of Pre-Funded Warrants. See below for further details on the exercises.

Issued Shares as of December 31, 2024	1,144,926
Issuances from Common Warrant exercises	521,725
Issuances from Preferred Stock conversions	257,617
Issuances from Pre-Funded Warrant exercises	1,403,131
Issued Shares as of December 31, 2025	3,327,399
Issued Shares as of March 31, 2026	3,327,399
Less Treasury Shares:	(189)
Outstanding Shares as of March 31, 2026	3,327,210

Common Stock Warrants

Common Warrants

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company issued and sold, in a private placement transaction (the “Private Placement”) (i) shares of the Company’s Series F convertible preferred stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (“Preferred Warrants”) to acquire shares of Series F Preferred Stock (the “Warrant Preferred Shares”) and (iii) common warrants (“Common Warrants”), to acquire shares of Common Stock. The Private Placement closed on March 31, 2023.

The Common Warrants have a term of five years from the date that is six months and one day from the date of issuance. Pursuant to the terms of the 2023 Purchase Agreement, additional Common Warrants were issued in 2024 and 2025.  The Common Warrants are currently exercisable at $3.41 per share, and a cash fee of 8% of the proceeds is payable to the Placement Agent (defined below) upon exercise. During the three months ended March 31, 2025, Common Warrants to purchase 10,000 shares of Common Stock were exercised at $3.41 per share, resulting in gross and net proceeds of $34,000 and $31,000, respectively. There was no Common Warrant activity during the three months ended March 31, 2026.

2023 Placement Agent Warrants

In connection with the Private Placement, pursuant to an Engagement Letter dated March 30, 2023 (the “Engagement Letter”), between the Company and Dawson James Securities Inc. (the “Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the Private Placement, and (ii) grant to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Placement Agent Warrants have the same terms and conditions as the Common Warrants issued in the Private Placement. As of March 31, 2026, no 2023 Placement Agent Warrants had been exercised, and 2023 Placement Agent Warrants to purchase up to 153,470 shares of Common Stock are issued and outstanding.

Advisor Warrants

On June 5, 2025, the Company issued warrants to purchase 100,000 shares of the Company's Common Stock to an Advisor (the "Advisor Warrants"), in connection with the provision of certain treasury advisory services. The Advisor Warrants will vest in equal installments at a rate of 1/12th (8.33%) per month, beginning on the thirty-day anniversary of the issue date, for twelve months. As of March 31, 2026, 75,000 Advisor Warrants have vested, and no Advisor Warrants have been exercised. The Advisor Warrants expire on June 5, 2028, and vested warrants are exercisable at a price of $3.77 per share.

Pre-Funded Warrants

On June 6, 2025, the Company entered into a securities purchase agreement, dated as of June 5, 2025 (the “2025 Purchase Agreement”), pursuant to which the Company issued pre-funded warrants to acquire up to 1,989,392 shares of its Common Stock (the “Pre-Funded Warrants") in exchange for gross and net proceeds to the Company of approximately $7.5 million and $6.9 million, respectively, after deducting placement agent fees of $375,000 and other offering expenses of $237,000 payable by the Company. The exercise price upon exercise of each Pre-Funded Warrant is $0.0001 per share of Common Stock, with an aggregate exercise price of $3.77 per share of Common Stock, of which $3.7699 per share of Common Stock was paid by the holders at the closing on June 10, 2025. No Pre-Funded Warrants were exercised during the three months ended March 31, 2026.

2025 Placement Agent Warrants

On June 10, 2025, pursuant to the 2025 Purchase Agreement, the Company issued warrants to purchase shares of the Company's Common Stock to the Placement Agent (the "2025 Placement Agent Warrants"). The 2025 Placement Agent Warrants are exercisable immediately upon issuance. The terms of the 2025 Placement Agent Warrants are substantially the same as those of the Pre-Funded Warrants, except that the 2025 Placement Agent Warrants will expire on June 10, 2030, and are exercisable at a price of $4.71 per share. As of March 31, 2026, no 2025 Placement Agent Warrants have been exercised, and 2025 Placement Agent Warrants to purchase up to 99,470 shares of Common Stock are issued and outstanding.

Outstanding warrants for the Company's Common Stock, as of March 31, 2026, are presented below.

Issue Date and Description	Warrants Outstanding	Exercise Price	Expiration Date

Q1 2023 - Common Warrants	1,206,049	$3.41	Q3 2028
Q1 2023 - Placement Agent Warrants	153,470	$3.41	Q3 2028
Q2 2024 - Common Warrants	390,959	$3.41	Q4 2029
Q2 2025 - Advisor Warrants	100,000	$3.77	Q2 2028
Q2 2025 - 2025 Placement Agent Warrants	99,470	$4.71	Q2 2030
Q2 2025 - Pre-Funded Warrants (1)	586,261	$3.77	Q2 2030
Q3 2025 - Common Warrants	152,519	$3.77	Q3 2030
	2,688,728

(1)	The exercise price for the Pre-Funded Warrants was paid upon issuance of the Pre-Funded Warrants. The exercise of the Pre-Funded Warrants will not result in additional proceeds to the Company.

Common warrant activity for the year ended December 31, 2025 is presented below. There was no common warrant activity for the three months ended March 31, 2026.

	Outstanding and Exercisable
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2024	2,272,203	$3.41
Granted	2,341,381	$3.81
Exercised	(1,924,856)	$3.67
Warrants outstanding and exercisable, December 31, 2025	2,688,728	$3.57
Warrants outstanding and exercisable, March 31, 2026	2,688,728	$3.57

Treasury Shares

The Company maintains treasury stock for the Common Stock shares repurchased when withholding shares to cover taxes on equity award transactions. There were no treasury stock transactions during the three months ended March 31, 2026, or the year ended December 31, 2025.

Note 7 - Preferred Stock

The Company Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2026, the Company had 42,000 shares of Series F Preferred Stock ("Series F Preferred Shares") authorized and 150 shares issued and outstanding.

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

The Series F Preferred Shares are convertible into fully paid and non-assessable shares of the Company’s Common Stock at the election of the holder at any time at the current conversion price of $3.77 (the "Conversion Price"). The holders of the Series F Preferred Shares may also elect to convert their shares at an alternative conversion price equal to the lower of (i) 80% of the applicable Conversion Price as in effect on the date of the conversion, (ii) 80% of the closing price on the trading day immediately preceding the delivery of the conversion notice, and (iii) the greater of (a) the Floor Price (as defined in the Certificate of Designations) and (b) the quotient of (x) the sum of the five lowest Closing Bid Prices (as defined in the Certificate of Designations) for trading days in the 30 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable Conversion Notice, divided by (y) five. The Conversion Price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock and subject to price-based adjustment on a full ratchet basis in the event of any issuances of our common stock, or securities convertible, exercisable, or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

Under the Certificate of Designations, shares of the Series F Preferred Shares have an initial stated value of $1,000 per share (the “Stated Value”). The holders of the Series F Preferred Shares are entitled to dividends of 9% per annum, which are payable in arrears quarterly. Accrued dividends may be paid, at our option, in cash, and if not paid, shall increase the stated value of the Series F Preferred Shares. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series F Preferred Stock will accrue dividends at the rate of 20% per annum (the “Default Rate”). The Series F Preferred Stock has no voting rights, other than with respect to certain matters affecting the rights of the Series F Preferred Stock. On matters with respect to which the holders of the Series F Preferred Stock have a right to vote, holders of the Series F Preferred Shares will have voting rights on an as-converted basis.

Our ability to settle conversions is subject to certain limitations set forth in the Certificate of Designations. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series F Preferred Shares.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, (i) the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the registration rights agreement entered into concurrently with the 2023 Purchase Agreement, (ii) the failure to pay any amounts due to the holders of the Series F Preferred Shares when due, and (iii) if Peter Holst ceases to be the chief executive officer of the Company other than because of his death, and a qualified replacement, reasonably acceptable to a majority of the holders of the Series F Preferred Shares, is not appointed within thirty (30) business days. In connection with a Triggering Event, the Default Rate is triggered. We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), maintenance of properties, and the transfer of assets, among other matters.

There were no Series F Preferred Shares converted to Common Stock during the three months ended March 31, 2026, or 2025. As of March 31, 2026, 150 shares of Series F Preferred Stock and $26,000 of accrued dividends were outstanding.

Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred Stock Shares	Preferred Stock Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
December 31, 2024 Balance	545	$29,000	$11.17	641,592
2025 Issuances	575	—		—
2025 Accrued Dividends	—	32,000		—
2025 Conversions	(970)	(39,000)	$3.77	257,617
December 31, 2025 Balance	150	22,000	$3.77	899,209
2026 Accrued Dividends	—	4,000		—
March 31, 2026 Balance	150	$26,000	$3.77	899,209

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

The Preferred Warrants initially were set to expire three years from the date of issuance, or March 31, 2026, and are exercisable for cash. On March 31, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to May 15, 2026.

No Preferred Warrants were exercised during the three months ended March 31, 2026, or 2025. As of March 31, 2026, 30,527 Preferred Warrants are issued and outstanding.

Note 8 - Net Loss Per Share

Basic net income (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of Common Stock outstanding does not include any potentially dilutive securities or unvested restricted shares of Common Stock ("Restricted Stock").

Diluted net income per share is computed by giving effect to all potential shares of Common Stock, including stock options, preferred stock, warrants, and unvested Restricted Stock, to the extent they are dilutive. For the three months ended March 31, 2026, and 2025, all such Common Stock equivalents have been excluded from diluted net income (loss) per share as the effect would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$1,697	$(672)
Less: preferred stock dividends	4	12
Net income (loss) attributable to common stockholders	$1,693	$(684)
Denominator:
Weighted-average number of shares of Common Stock for basic net loss per share	3,913,471	1,151,482
Basic net income (loss) per share	$0.43	$(0.59)
Weighted-average number of shares of Common Stock for diluted net loss per share	3,913,471	1,151,482
Diluted net income (loss) per share	$0.43	$(0.59)

The following table represents the potential shares of Common Stock that were excluded from the computation of diluted weighted-average number of shares for the three months ended March 31, 2026, and 2025, because including them would have had an anti-dilutive effect:

	As of March 31,
	2026	2025
Common stock issuable upon conversion of Series F Preferred Stock (1)	46,783	52,512
Common stock issuable upon conversion of Preferred Warrants (2)	8,097,347	2,784,921
Common stock issuable upon exercise of warrants for Common Stock	2,102,467	2,262,203

(1)

Calculation assumes conversion of the stated value and accrued dividends of the Series F Preferred Stock into Common Stock at a conversion price of $3.77 per share as of March 31, 2026, and a conversion price of $11.17 as of March 31, 2025.

(2)

Calculation assumes exercise of the Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at a conversion price of $3.77 as of March 31, 2026, and a conversion price of $11.17 as of March 31, 2025.

Note 9 - Segment Reporting

The Company currently operates in three segments: (1) "Digital Assets", which represents the business surrounding the Company's treasury activity with Bittensor, (2) “Managed Services”, which represents the business surrounding managed services for video collaboration and network solutions, and (3) “Collaboration Products”, which represents the business surrounding the Company's Mezzanine™ product offerings.

For the three months ended March 31, 2026, and 2025, the CODM for the three and two segments, respectively, was Pete Holst, the Company's President and Chief Executive Officer. Management reviewed the information provided to the CODM and updated the presentation of that information, including Significant Segment Expenses ("SSEs").

Certain information concerning the Company’s segments for the three months ended March 31, 2026, and 2025, is presented in the following tables (in thousands):

	Three Months Ended March 31, 2026
	2026	2025	% Change
Revenue
Digital Assets	$86	$—	100%
Managed Services	422	508	(17)%
Collaboration Products	199	114	75%
Consolidated	707	622	14%

Cost of revenues
Digital Assets	6	—	100%
Managed Services	223	371	(40)%
Collaboration Products	8	2	300%
Consolidated	237	373	(36)%

Gross Margin
Digital Assets	80	—	100%
Managed Services	199	137	45%
Collaboration Products	191	112	71%
Consolidated	470	249	89%

Operating expenses
Digital Assets (1)	99	—	100%
Collaboration Products (2)	7	(8)	(188)%
Corporate (3)	923	948	(3)%
Consolidated	1,029	940	9%

Other income (expense), net
Digital Assets (4)	2,250	—	100%
Managed Services (5)	—	(1)	(100)%
Corporate (6)	6	27	(78)%
Consolidated	2,256	26	8577%
Net income (loss) before taxes	1,697	(665)	(355)%
Income tax expense	—	7	100%
Net income (loss)	$1,697	$(672)	(353)%

(1)	Operating expenses related to the Company's Digital Assets segment include cash and stock-based advisory fees.
(2)	Operating expenses related to the Company's Collaboration Products Segment include sales and marketing, and other miscellaneous expenses.
(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses.

(4)	Other income (expense) for the Company's Digital Assets segment includes unrealized gains and (losses) from revaluations of the Company's digital assets. The three months ended March 31, 2026 also includes realized gains on the sale of digital assets.
(5)	Other expense for the Company's Managed Services segment includes interest expense.
(6)	Unallocated other income in Corporate is primarily related to interest income.

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

	Three Months Ended March 31, 2026
	Digital Assets	Managed Services	Collaboration Products	Total

Revenue
Digital Assets	$86	$—	$—	$86
Network Services	—	407	—	407
Video Collaboration	—	13	199	212
Professional and other services	—	2	—	2
Total revenue	86	422	199	707

Significant Segment Expenses
Labor and labor-related (1)	—	73	7	80
Cash digital asset transaction fees	6	—	—	6
Stock-based expense	84	—	—	84
Circuit and network cost of revenue	—	150	—	150
Advisory fees	15	—	—	15
Unrealized gain on digital asset revaluation	(2,198)	—	—	(2,198)
Realized gain on disposal of digital assets	(52)	—	—	(52)
Other segment items (2)	—	—	8	8
Segment net profit	$2,231	$199	$184	$2,614
Segment net profit margin %	2594%	47%	92%

Unallocated (income) expense
Corporate expenses (3)				923
Interest income				(6)
Income before income tax expense				$1,697

	For the Three Months Ended March 31, 2025
	Managed Services	Collaboration Products	Total

Revenue
Network Services	$500	$-	$500
Video Collaboration	6	114	120
Professional and other services	2	—	2
Total revenue	508	114	622

Significant Segment Expenses
Labor and labor-related (1)	68	6	74
Circuit and network cost of revenue	303	—	303
Bad debt recovery	—	(18)	(18)
Other segment items (2)	1	5	6
Segment profit	$136	$121	$257
Segment profit margin %	27%	106%

Unallocated (income) expense
Corporate expenses (3)			949
Interest income			(27)
Loss before income tax expense			$(665)

(1)	Includes direct labor costs (including sales and marketing costs), employment taxes, employee benefits, workers’ compensation, and office expenses.
(2)	Other segment items include other income and expenses, net, interest expense, certain professional services, and miscellaneous taxes and fees.
(3)	Represents general and administrative costs, less the amounts allocated to the segments for labor and benefits, general liability insurance, professional services, property taxes, and interest income.

For the three months ended March 31, 2026, and 2025, no material revenue was attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency, and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Domestic	$432	$295
Foreign	275	327
	$707	$622

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to the Company's most significant or several of its smaller customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Three Months Ended March 31,
		2026	2025
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	58%	81%
Customer B	Collaboration Products	12%	8%
Customer C	Collaboration Products	11%	—%

Staking rewards on the Company's digital assets made up 12% of the Company's consolidated revenue for the three months ended March 31, 2026.

Concentration of consolidated accounts receivable was as follows:

		As of March 31,
		2026	2025
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	97%	—%
Customer B	Collaboration Products	—%	51%
Customer C	Collaboration Products	—%	42%

 Note 10 - Commitments and Contingencies

From time to time, the Company is subject to various legal proceedings arising in the ordinary course of business, including proceedings for which the Company has insurance coverage. As of the date hereof, the Company is not party to any legal proceedings that it currently believes will have a material adverse effect on the Company's business, financial position, results of operations, or liquidity.

Note 11 - Subsequent Events

From April 1, 2026 through the date of this filing, the Company purchased 1,900 TAO tokens for $506,000, and as of the filing of this report, the Company holds approximately 25,600 TAO Tokens.

From April 1, 2026 through the date of this filing, 128,939 Pre-Funded Warrants were exercised for shares of Common Stock. Nominal proceeds were received by the Company upon exercise of the Pre-Funded Warrants.

On May 13, 2026, the Company and the holders of the outstanding Preferred Warrants agreed to extend the term of the Preferred Warrants from May 15, 2026 to June 30, 2026 effective immediately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “TaoWeave, Inc,” the “Company,” and similar terms refer to TaoWeave, Inc and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Report”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements that reflect the Company’s current expectations, the actual outcomes of which involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Certain of our more critical accounting policies require management to exercise significant judgment in selecting appropriate assumptions when calculating financial estimates. By their nature, these judgments are subject to a degree of inherent uncertainty. On an ongoing basis, we evaluate our judgments, including but not limited to those related to income taxes, litigation, and contingencies. We use historical experience and other assumptions as the basis for our judgments and estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur.

Our critical accounting estimates have not changed materially from those described in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 20, 2026.

Overview

We are a public company focused on the Bittensor ecosystem, a decentralized, open-source protocol that coordinates the development and deployment of artificial intelligence (“AI”) models. Our principal asset is TAO, Bittensor’s native cryptocurrency, which we accumulate and stake on the Bittensor network to generate yield in the form of additional TAO tokens. Our goal is to provide public-market investors with economic exposure to the Bittensor ecosystem.  As of March 31, 2026, we held approximately 23,557 TAO tokens valued at $7.2 million, with BitGo Trust Company, Inc. (“BitGo”) and the Kraken exchange (“Kraken”, and together with BitGo, the “TAO Custodians”). All of our TAO is staked through our TAO Custodians. As of the filing of this report, we have increased our TAO token holdings to approximately 25,600.

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

Our Cryptocurrency Asset Strategy

Our current primary activity is accumulating and staking TAO, and we allocate substantial portions of our available cash to purchase TAO with the goal of maximizing TAO holdings per outstanding common share. As of March 31, 2026, and December 31, 2025, approximately 72% and 66% of our total assets (including cash) were held in TAO, respectively. We intend to continue allocating substantial portions of our excess cash to TAO without a formal cap on the percentage of assets invested. While our strategy is to accumulate and hold TAO over the long term, we may, from time to time, sell a portion of our TAO holdings to fund operating expenses or otherwise manage the Company's cash and liquidity position. During the three months ended March 31, 2026, we sold 1,457 TAO tokens for this purpose. See Note 3 - Digital Assets for further details.

We do not hedge our TAO exposure and do not hold any other digital assets. All TAO is staked as soon as trade settlement permits, and we currently spread staking across both of our TAO Custodians. There are significant risks associated with our concentrated, unhedged position in a single digital asset. We have not implemented any hedging strategies to date, and there can be no assurance that any such strategies will be implemented or, if implemented, effective. See “Item 1A. Risk Factors.” We stake substantially all of our TAO through our TAO Custodians, who delegate our tokens to validators on the Bittensor network. In exchange for our staked TAO supporting a validator’s operations, we receive a proportional share of the TAO rewards earned by that validator, net of the validator’s commission (commonly referred to as the validator’s “take”). Rewards are calculated and distributed directly to our digital wallets by the network as part of its consensus mechanism.

We have also been evaluating opportunities to participate more directly in the Bittensor network, including potential investments in or partnerships with teams operating subnets on the platform. During 2025, and through the date of this Report, we conducted due diligence on a number of subnet projects to assess their viability, technology, and potential alignment with our strategy. As of the date of this Report, we have not entered into any binding commitments with respect to subnet investments or partnerships, and no assurance can be given that any such opportunities will be pursued or, if pursued, will be completed on terms favorable to the Company or at all.

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

Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Sales of our Mezzanine™ product have been adversely affected during the last several years by the commercial response to the COVID-19 pandemic and its aftermath. We have not invested in research and development or sales and marketing for our Mezzanine™ product in recent years.  Given the declines in sales, we announced the end of life for Mezzanine™ in December 2025, and we expect no product revenue from Mezzanine™ products and only minor maintenance revenue for the remainder of 2026.

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

Results of Operations

Three Months Ended March 31, 2026 (the “2026 First Quarter”), compared to the Three Months Ended March 31, 2025 (the “2025 First Quarter”)

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the 2026 First Quarter and the 2025 First Quarter (in thousands):

	Three Months Ended March 31, 2026
	2026	2025	% Change
Revenue
Digital Assets	$86	$—	100%
Managed Services	422	508	(17)%
Collaboration Products	199	114	75%
Consolidated	707	622	14%

Cost of revenues
Digital Assets	6	—	100%
Managed Services	223	371	(40)%
Collaboration Products	8	2	300%
Consolidated	237	373	(36)%

Gross Margin
Digital Assets	80	—	100%
Managed Services	199	137	45%
Collaboration Products	191	112	71%
Consolidated	470	249	89%

Operating expenses
Digital Assets (1)	99	—	100%
Collaboration Products (2)	7	(8)	(188)%
Corporate (3)	923	948	(3)%
Consolidated	1,029	940	9%

Other income (expense), net
Digital Assets (4)	2,250	—	100%
Managed Services (5)	—	(1)	(100)%
Corporate (6)	6	27	(78)%
Consolidated	2,256	26	8577%
Net income (loss) before taxes	1,697	(665)	(355)%
Income tax expense	—	7	100%
Net income (loss)	$1,697	$(672)	(353)%

(1)	Operating expenses related to our Digital Assets segment include cash and stock-based advisory fees.
(2)	Operating expenses related to our Collaboration Products Segment include sales and marketing, and other miscellaneous expenses.
(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses.

(4)	Other income (expense) for our Digital Assets segment includes unrealized gains and (losses) from revaluations of our digital assets. The three months ended March 31, 2026 also include realized gains on the sale of digital assets.
(5)	Other expense for our Managed Services segment includes interest expense.
(6)	Unallocated other income in Corporate is primarily related to interest income.

Revenue. Total revenue was $707,000 and $622,000 for the 2026 First Quarter and the 2025 First Quarter, respectively, an increase of $85,000 or 14%. The increase was driven by $86,000 of Digital Asset staking revenue, a new revenue stream that commenced in the second half of fiscal year 2025 and an increase of $85,000 in Collaboration Products Revenue. This increase was partially offset by a decrease of $86,000 in Managed Services Revenue. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended March 31,
	2026	% of Revenue	2025	% of Revenue
Revenue: Digital Assets
Total Digital Assets revenue	$86	12%	$—	—%

Revenue: Managed Services
Network services	$407	58%	$500	80%
Video collaboration	13	2%	6	1%
Professional and other services	2	0%	2	0%
Total Managed Services revenue	$422	60%	$508	82%

Revenue: Collaboration Products
Visual collaboration product offerings	$199	28%	$114	18%

Total revenue	$707	100%	$622	100%

Digital Assets

Digital Assets revenue was $86,000 for the 2026 First Quarter. The Company did not have Digital Assets operations during the 2025 First Quarter, as the Company began its digital asset treasury strategy in June 2025. The revenue was entirely comprised of TAO staking rewards.

•	During the three months ended March 31, 2026, we earned 348.44 TAO tokens through staking, or $86,000 in revenue.

•	In exchange for staking TAO on the Bittensor blockchain network, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. This award is remitted in the validator node's native token (TAO) and is referred to as a staking reward. The Company’s staking reward received from delegating to a third-party validator node is proportional to the Company's staked digital assets relative to the total staked by all delegators to that node at that time. TAO token rewards earned from staking are calculated and distributed directly to the Company’s digital wallets by the blockchain networks as part of their consensus mechanisms.

Managed Services

Managed Services revenue was $422,000 and $508,000 for the 2026 First Quarter and the 2025 First Quarter, respectively, a decrease of $86,000, or 17%. The decrease was primarily attributable to the following:

•	The decrease in revenue for network services is mainly attributable to disconnects at certain customer locations.

•	The decrease in revenue for video collaboration services is mainly attributable to lower revenue from existing customers (due to price or service level reductions).

•	In the 2026 First Quarter, one customer accounted for 97% of Managed Services revenue. In the 2025 First Quarter, this customer accounted for 99% of Managed Services revenue.

Collaboration Products

Collaboration Products revenue was $199,000 and $114,000 for the 2026 First Quarter and the 2025 First Quarter, respectively, an increase of $86,000, or 75%.

•	Historically, customers have used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Sales of our Mezzanine™ products have been adversely affected during the last several years by the commercial response to the COVID-19 pandemic and its aftermath. We have not invested in research and development or sales and marketing for our Mezzanine™ products in recent years. Given the declines, we announced the end of life for Mezzanine™ in 2025, and we expect no product revenue for Mezzanine™ products and minor amounts of maintenance revenue for the remainder of 2026. The year-over-year increase in revenue for our Collaboration Products business is primarily due to orders of spares and revenue related to installs.

Cost of Revenue. Total cost of revenue was $237,000 and $373,000 for the 2026 First Quarter and the 2025 First Quarter, respectively, a decrease of $136,000, or 36%. Cost of revenue includes all internal and external costs related to the delivery of revenue, including taxes billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of Revenue
Digital Assets	$6	$—
Managed Services	223	371
Collaboration Products	8	2
Total cost of revenue	$237	$373

Digital Assets

The Digital Assets segment recorded a cost of revenue of $6,000 and a gross profit of $80,000, or 93%, for the 2026 First Quarter. The Company did not have Digital Assets operations during the 2025 First Quarter. Cost of revenue for digital assets consists of custodian fees and advisor fees on the Company’s staked digital assets.

Managed Services

The Managed Services segment recorded a cost of revenue of 223,000 and $371,000 for the 2026 First Quarter and the 2025 First Quarter, respectively, a decrease of $148,000, or 40%. The Managed Services segment recorded a gross profit percentage of 47% and 27% for the 2026 First Quarter and the 2025 First Quarter, respectively. The increase in gross margin was primarily due to reduced personnel expenses for the 2026 First Quarter.

Collaboration Products

The Collaboration Products segment recorded a cost of revenue of $8,000 and $2,000 for the 2026 First Quarter and the 2025 First Quarter, respectively, an increase of $6,000. The Collaboration Products segment recorded a gross profit percentage of 96% and 98% for the 2026 First Quarter and the 2025 First Quarter, respectively. The decrease in gross margin is mainly attributable to a bad debt recovery during the 2025 First Quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$—	$3	$(3)	(100)%
Sales and marketing	7	8	(1)	(13)%
General and administrative	1,022	929	93	10%
Total operating expenses	$1,029	$940	$89	9%

Research and Development. Research and development expenses were $3,000 for the 2025 First Quarter, and there were no research and development expenses for the 2025 First Quarter. Research and development expenses include internal and external costs related to developing features and enhancements to existing product offerings. The 100% decrease is primarily attributable to the Company’s change in focus to digital asset treasury.

Sales and Marketing Expenses. Sales and marketing expenses were $7,000 and $8,000 for the 2026 First Quarter and the 2025 First Quarter, respectively, a decrease of $1,000, or 13%. The decrease is primarily attributable to reduced personnel expenses during the 2026 First Quarter.

General and Administrative Expenses. General and administrative expenses were $1,022,000 and $929,000 for the 2026 First Quarter and the 2025 First Quarter, respectively, an increase of $93,000, or 10%. General and administrative expenses include direct corporate expenses and personnel costs in the various corporate support categories, including executive, finance and accounting, legal, human resources, and information technology. The increase is primarily attributable to higher professional service fees, stock-based expense, and insurance expenses, driven by the transition into the digital asset space.

Other Income, Net. Other income, net, was $2,256,000 and $26,000 for the 2026 First Quarter and the 2025 First Quarter, respectively, an increase of $2,230,000. The increase was primarily driven by $2,250,000 of unrealized gains and $52,000 of realized gains on the Company’s digital assets during the 2026 First Quarter. Other income for the 2025 First Quarter was primarily comprised of $27,000 in interest income related to the Company’s cash accounts.

Loss from Operations. The Company recorded an operating loss of $559,000 and $691,000 for the 2026 First Quarter and the 2025 First Quarter, respectively, a decrease in operating loss of $132,000, or 19%. The improvement was mainly attributable to an increase in gross profit of $221,000, partially offset by an increase in total operating expenses of $89,000.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Liquidity and Capital Resources

As of March 31, 2026, we had $2,130,000 in cash and cash equivalents, $7,209,000 in digital assets, and working capital of $8,723,000. For the three months ended March 31, 2026, we recorded net income of $1,697,000, and we used $650,000 of net cash in operating activities.

Investing activities provided $522,000 of net cash for the three months ended March 31, 2026, consisting of proceeds from the sale of digital assets. While our long-term strategy is to accumulate and hold TAO, we expect to continue to sell portions of our TAO holdings from time to time to fund operating expenses and manage our cash and liquidity position. The amount and timing of future sales will depend on our operating cash needs, prevailing TAO market prices, and our assessment of market liquidity conditions at the time. However, our ability to convert TAO to cash in practice depends on available market liquidity on the exchanges where TAO trades, and we have not entered into any committed credit facilities or other arrangements that would provide liquidity independent of our digital asset holdings. TAO prices are highly volatile and could decline significantly from current levels, which would reduce the fair value of our holdings and potentially impair our ability to fund operations through digital asset sales without depleting our token position at unfavorable prices

We believe our existing cash, cash equivalents, and the fair value of our TAO tokens (if converted to cash) will be sufficient to fund our operations and meet our working capital requirements for at least the next twelve months from the filing of this Report. This assessment is based on current market conditions, regulatory environment, and the Company's operational plans, all of which are subject to change. In the long term, we believe additional capital will be required to fund operations and provide growth capital, including increasing the size of our cryptocurrency treasury. To access capital to fund operations or provide growth capital, we will need to raise capital through the exercise of outstanding common and/or preferred warrants, and/or through one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Long-Term Capital Needs

In the long term, we believe additional capital will be required to fund operations and provide growth capital, including increasing the size of our cryptocurrency treasury.  To fund operations or provide growth capital, we will need to raise capital through the exercise of outstanding warrants and/or one or more debt or equity offerings. There can be no assurance that we will be successful in raising the necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Outstanding warrants to purchase shares of the Company's Common Stock, as of March 31, 2026, are presented below.

Issue Date and Description	Warrants Outstanding	Exercise Price	Expiration Date

Q1 2023 - Common Warrants	1,206,049	$3.41	Q3 2028
Q1 2023 - Placement Agent Warrants	153,470	$3.41	Q3 2028
Q2 2024 - Common Warrants	390,959	$3.41	Q4 2029
Q2 2025 - Advisor Warrants	100,000	$3.77	Q2 2028
Q2 2025 - 2025 Placement Agent Warrants	99,470	$4.71	Q2 2030
Q2 2025 - Pre-Funded Warrants (1)	586,261	$3.77	Q2 2030
Q3 2025 - Common Warrants	152,519	$3.77	Q3 2030
	2,688,728

(1)	The exercise price for the Pre-Funded Warrants was paid upon issuance of the Pre-Funded Warrants. The exercise of the Pre-Funded Warrants will not result in additional proceeds to the Company.

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

On March 31, 2023, the Company issued the Common Warrants and the Placement Agent Warrants to purchase an aggregate of 103,427 shares of the Company’s Common Stock. The Common Warrants and Placement Agent Warrants have a term of 5 years, commencing six months and one day from the date of issuance, and are currently exercisable for $3.41 per share. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination, recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment on a full ratchet basis in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price for the Common Warrants (subject to certain exceptions). The Common Warrants and Placement Agent Warrants are exercisable for cash, provided that if there is no effective registration statement available permitting the resale of the common shares, they may be exercised on a cashless basis. Exercise of the Common Warrants and Placement Agent Warrants is subject to certain limitations, including a 4.99% beneficial ownership limitation.

During the years ended December 31, 2024 and 2025, 24,104 and 152,519 additional Common Warrants were issued, respectively, in accordance with the exercise provisions of the Preferred Warrants. These Common Warrants are exercisable at an exercise price of $3.41 and have a term of five years.

2025 Private Placement and Pre-Funded Warrants

On June 6, 2025, we entered into a securities purchase agreement, dated as of June 5, 2025 (the "2025 Securities Purchase Agreement"), with certain accredited investors (the "investors"), pursuant to which we issued and sold, in a private placement (the "2025 Private Placement"), pre-funded warrants to acquire up to 1,989,392 shares of our Common Stock (the "Pre-Funded Warrants") in exchange for gross proceeds of approximately $7.5 million. Net proceeds to the Company were approximately $6,888,000, after deducting placement agent fees of $375,000 and other offering expenses of $237,000 payable by the Company.

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

The Pre-Funded Warrants were exercisable immediately upon issuance, subject to the conditions and limitations on exercise set forth in each Pre-Funded Warrant. A holder of the Pre-Funded Warrants may not exercise any portion of such holder’s Pre-Funded Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

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

Series F Preferred Stock Obligations

The terms of the Series F Preferred Stock are as set forth in the Certificate of Designations of Series F Preferred Stock of TaoWeave, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The 2023 Private Placement closed on March 31, 2023.

The Series F Preferred Shares are convertible into fully paid and non-assessable shares of the Company’s Common Stock at the election of the holder at any time at a current conversion price of $3.77 (the “Conversion Price”). The holders of the Series F Preferred Shares may also elect to convert their shares at an alternative conversion price equal to the lower of (i) 80% of the applicable Conversion Price as in effect on the date of the conversion, (ii) 80% of the closing price on the trading day immediately preceding the delivery of the conversion notice, and (iii) the greater of (a) the Floor Price (as defined in the Certificate of Designations) and (b) the quotient of (x) the sum of the five lowest Closing Bid Prices (as defined in the Certificate of Designations) for trading days in the 30 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable Conversion Notice, divided by (y) five. The Conversion Price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock and subject to price-based adjustment on a full ratchet basis in the event of any issuances of our common stock, or securities convertible, exercisable, or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

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

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, (i) the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the registration rights agreement entered into concurrently with the 2023 Purchase Agreement, (ii) the failure to pay any amounts due to the holders of the Series F Preferred Shares when due, and (iii) if Peter Holst ceases to be the chief executive officer of the Company other than because of his death, and a qualified replacement, reasonably acceptable to a majority of the holders of the Series F Preferred Shares, is not appointed within thirty (30) business days. In connection with a Triggering Event, the Default Rate is triggered. We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), maintenance of properties, and the transfer of assets, among other matters.

As of March 31, 2026, there were 150 shares of Series F Preferred Stock issued and outstanding, and accrued dividends of $26,000.

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

The Preferred Warrants were set to expire three years from the date of issuance, or March 31, 2026, and are exercisable for cash. On March 31, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire May 15, 2026.

As of March 31, 2026, 30,527 Preferred Warrants remained outstanding.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions, and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2025 Annual Report. Except as set forth below, there have been no material changes to these risks during the three months ended March 31, 2026. The risks described in the 2025 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the three months ended March 31, 2026, and 2025, one major customer accounted for 58% and 81% of the Company’s total consolidated revenue, respectively. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology, and the introduction of alternative competing products, or as a result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside our control, such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a depository institution’s failure to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of, or a reduction in sales or anticipated sales, to our most significant or several of our smaller customers could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

Future issuances of equity or debt securities by us may adversely affect the market price of our Common Stock. Our authorized share capital consists of 150 million shares of Common Stock. As of the filing of this report, we had an aggregate of approximately 146.5 million shares of Common Stock authorized but unissued, and approximately 18.8 million shares of Common Stock authorized but unissued after giving effect to the exercise or conversion, as applicable, of the securities issued in the 2023 Private Placement and the 2025 Private Placement and outstanding awards, assuming all of the shares of Series F Preferred Stock are converted into 46,783 shares of Common Stock at the conversion price of $3.77, all of the Preferred Warrants are exercised in full and the underlying shares of Series F Preferred Stock are converted into 8,097,347 shares of Common Stock at the conversion price of $3.77, all of the 8,097,347 Common Warrants issued upon the exercise of the Preferred Warrants are then exercised at an exercise price of $3.77 in exchange for 8,097,347 shares of Common Stock, all of the Common Warrants issued in the 2023 Private Placement are exercised at an exercise price of $3.41 for 1,749,527 shares of Common Stock, all of the 2023 Placement Agent Warrants issued in the 2023 Private Placement are exercised at an exercise price of $3.41 for 153,470 shares of Common Stock, all the Pre-Funded Warrants issued in 2025 Private Placement are exercised at an exercise price of $3.77 for 457,322 shares of Common Stock, all of the 2025 Placement Agent Warrants issued in the 2025 Private Placement are exercised at an exercise price of $4.71 for 99,470 shares of Common Stock, and the Advisor Warrants are exercised at an exercise price of $3.77 for 100,000 shares of Common Stock. Additionally, depending on the trading prices of our Common Stock, we may need to issue more or fewer shares of Common Stock in connection with the exercise of the Preferred Warrants. If we do not have the shares of Common Stock available to issue in connection with such exercises, we will be required to provide the exercising holder a buy-in of cash.

In the future, we may attempt to obtain financing or to increase further our capital resources, or refinance existing obligations, by issuing additional shares of our Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Future acquisitions could require substantial additional capital in excess of cash from operations. There can be no guarantee that these offers to exchange will be successful. In addition, we also expect to issue additional shares in connection with the exercise of our stock options under our incentive plan.

Issuing additional shares of our Common Stock or other equity securities or securities convertible into equity for financing or in connection with our incentive plans, acquisitions, or otherwise may dilute the economic and voting rights of our existing shareholders or reduce the market price of our Common Stock or both. Upon liquidation, holders of our debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. Thus, holders of our Common Stock bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their stockholdings in us. Additionally, we may be required to secure stockholder approval to authorize additional shares of Common Stock if we desire to issue additional shares of Common Stock, or other equity securities or securities convertible into equity.

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

TAOWEAVE, INC.

May 15, 2026	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

May 15, 2026	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)