Form 10-Q
period 2026-06-30
TaoWeave, Inc.
filed 2026-08-07
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 5, 2026, was  3,877,219.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAOWEAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares, par value, and stated value)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$735	$2,258
Digital assets	4,709	5,395
Accounts receivable, net	5	138
Prepaid expenses and other current assets	267	424
Total current assets	5,716	8,215
Intangible assets, net	58	—
SAFE investment	1,000	—
Other assets	2	4
Total assets	$6,776	$8,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106	$112
Accrued expenses and other current liabilities	1,176	1,061
Deferred revenue	2	13
Total current liabilities	1,284	1,186
Total liabilities	1,284	1,186
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock Series F, convertible; $0.0001 par value; $180,000 stated value; 42,000 shares authorized, 150 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized, 3,571,590 shares issued, and 3,571,401 outstanding as of June 30, 2026 and December 31, 2025	—	—
Treasury Stock, 189 common shares	(181)	(181)
Additional paid-in capital	245,895	245,843
Accumulated deficit	(240,222)	(238,629)
Total stockholders’ equity	5,492	7,033
Total liabilities and stockholders’ equity	$6,776	$8,219

See accompanying notes to condensed consolidated financial statements.

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$522	$592	$1,229	$1,214
Cost of revenue	248	364	485	737
Gross profit	274	228	744	477

Operating expenses:
Research and development	—	3	—	6
Sales and marketing	—	6	7	14
General and administrative	1,115	902	2,137	1,831
Total operating expenses	1,115	911	2,144	1,851
Operating loss	(841)	(683)	(1,400)	(1,374)
Other (expense) income, net
Interest income, net	13	47	19	73
Realized loss on digital assets, net	(166)	—	(114)	—
Unrealized (loss) gain on digital assets, net	(2,295)	31	(97)	31
Total other (expense) income, net	(2,448)	78	(192)	104
Loss before income taxes	(3,289)	(605)	(1,592)	(1,270)
Income tax expense	1	—	1	7
Net loss	(3,290)	(605)	(1,593)	(1,277)
Preferred stock dividends	4	13	8	25
Net loss attributable to common stockholders	$(3,294)	$(618)	$(1,601)	$(1,302)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.84)	$(0.38)	$(0.41)	$(0.86)
Weighted-average number of shares of Common Stock:
Basic and diluted	3,913,471	1,613,483	3,913,471	1,514,829

See accompanying notes to condensed consolidated financial statements.

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2026

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2025	150	$—	3,327,399	$—	189	$(181)	$245,843	$(238,629)	$7,033
Net income	—	—	—	—	—	—	—	1,697	1,697
Series F Preferred Stock dividends	—	—	—	—	—	—	(4)	—	(4)
Balance on March 31, 2026	150	$—	3,327,399	$—	189	$(181)	$245,839	$(236,932)	$8,726
Net loss	—	—	—	—	—	—	—	(3,290)	(3,290)
Closing warrant issuance	—	—	—	—	—	—	60	—	60
Pre-Funded warrant exercise	—	—	244,191	—	—	—	—	—	—
Series F Preferred Stock dividends	—	—	—	—	—	—	(4)	—	(4)
Balance on June 30, 2026	150	—	3,571,590	—	189	(181)	245,895	(240,222)	5,492

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2025

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

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,593)	$(1,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recovery	—	(18)
Amortization expense	2	—
Stock-based expense	166	—
Non-cash revenue from digital assets	(191)	(2)
Unrealized net loss (gain) on digital assets	97	(31)
Realized net loss on sale of digital assets	114	—
Changes in operating assets and liabilities:
Accounts receivable	133	190
Prepaid expenses and other current assets	(9)	(114)
Other assets	2	1
Accounts payable	(6)	17
Accrued expenses and other current liabilities	107	522
Deferred revenue	(11)	(5)
Net cash used in operating activities	(1,189)	(717)
Cash flows from investing activities:
Purchases of digital assets	(506)	(1,650)
Proceeds from the sale of digital assets	1,172	—
Investment in Manako Labs, Ltd.	(1,000)	—
Net cash used in investing activities	(334)	(1,650)
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs	—	6,925
Proceeds from exercise of common stock warrants, net of costs	—	1,272
Net cash provided by financing activities	—	8,197
(Decrease) increase in cash	(1,523)	5,830
Cash and cash equivalents at beginning of period	2,258	4,965
Cash and cash equivalents at end of period	$735	$10,795

Supplemental disclosures of cash flow information:

Reconciliation of cash and cash equivalents
Cash	$735	$10,295
Current certificates of deposit	—	500
Total cash and cash equivalents	$735	$10,795

Non-cash investing and financing activities:
Common warrant issuance	$60	$335
Series F Preferred Stock conversion	$—	$19
Series F Preferred Stock dividends	$8	$25

See accompanying notes to condensed consolidated financial statements.

TAOWEAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2026

(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

TaoWeave, Inc. ("TaoWeave" or the "Company") was formed as a Delaware corporation in May 2000.

TaoWeave is focused on the Bittensor ecosystem, a decentralized, open-source protocol that coordinates the development and deployment of artificial intelligence (“AI”) models. The Company's principal asset is TAO, Bittensor’s native cryptocurrency, which the Company accumulates and stakes on the Bittensor network to generate yield in the form of additional TAO tokens. The Company's goal is to provide public-market investors with economic exposure to the Bittensor ecosystem. The Company also operates legacy businesses including managed services for network solutions and video collaboration and collaboration products.

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

Cash and Cash Equivalents

As of June 30, 2026, the Company's total cash balance of $735,000 is available. As of December 31, 2025, the Company's total cash balance of $2,258,000 was available, with $500,000 held in short-term certificates of deposit with MidFirst Bank. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Stock-Based Expense

In June 2025, the Company granted warrants to an advisor related to digital assets. See Note 8 - Capital Stock for further information. The total stock-based cost of these warrants is $335,000, which was expensed ratably over the twelve-month original life of the contract and the vesting period of the warrants. During the three and six months ended June 30, 2026, $82,000 and $166,000 was recorded as stock-based advisory fees in general and administrative expense, respectively. During the year ended December 31, 2025, $169,000 was recorded as stock-based advisory fees in general and administrative expense, and as of June 30, 2026, no expense remains to be recognized.

Segments

The Company currently operates in three segments: (1) "Digital Assets", which represents the business surrounding the Company's treasury activity with Bittensor, (2) “Managed Services”, which represents the business surrounding managed services for video collaboration and network solutions, and (3) “Collaboration Products”, which represents the business surrounding the Company's Mezzanine™ product offerings. See Note 12 - Segment Reporting for further discussion. The Company continually evaluates its operations for changes in its segment activity.

Use of Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. The Company continually evaluates the reasonableness of estimates used in the preparation of the Company's consolidated financial statements. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining estimated credit losses, the inputs used to determine the fair value of equity-based awards, fair value of the SAFE investment, and the fair value of digital assets.

Significant Accounting Policies

The significant accounting policies used in the preparation of these Condensed Consolidated Financial Statements are disclosed in the Company's 2025 Annual Report and there have been no changes, other than those listed below, to the Company’s significant accounting policies during the six months ended June 30, 2026.

Investments in Equity Securities. Investments in equity securities and other ownership interests in entities that the Company does not consolidate and over which it does not exercise significant influence are accounted for under ASC 321. The Company evaluates each investment for embedded features requiring bifurcation under ASC 815-15; where separation is required, the host instrument remains within ASC 321. Equity securities with a readily determinable fair value are measured at fair value with changes recognized in net income. For equity securities without a readily determinable fair value, the Company may elect the fair value option under ASC 825-10 on an instrument-by-instrument basis at initial recognition; absent such election, the Company applies the measurement alternative under ASC 321-10-35-2 and measures the investment at cost less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company performs a qualitative impairment assessment each reporting period and writes the investment down to fair value, with the loss recognized in net income, if that assessment indicates impairment.

Investment in Manako. Because Manako is a private company and no readily determinable fair value exists for our SAFE investment (as defined in Note 5 - Investment in Manako Labs Ltd.), we account for it under the measurement alternative in ASC 321-10-35-2, at cost of $1.0 million, less impairment, if any, adjusted for any observable price changes in orderly transactions for identical or similar Manako securities. Determining whether an impairment indicator exists, and the amount of any impairment or upward adjustment, requires significant judgment, including with respect to Manako’s cash runway, the continued operation of Subnet 44, and the occurrence of any future Manako financing transactions that could serve as an observable price input. No impairment was determined to exist during the three and six months ended June 30, 2026. See Note 5 - Investment in Manako Labs Ltd. for further information.

Intangible Assets. The Company records intangible assets when it acquires, or is granted, a contractual or other legal right to an identifiable, non-monetary asset that lacks physical substance, including licenses, distribution and commercialization rights, permits, and similar arrangements. Intangible assets are initially recorded at cost or, where acquired other than for cash at the fair value of the consideration given or the asset received, whichever is more clearly determinable, consistent with ASC 350-30 and, where applicable, ASC 718 or ASC 805. The Company’s intangible assets to date have finite useful lives. The Company amortizes finite-lived intangible assets on a straight-line basis over their estimated useful lives, which management determines based on the contractual or legal term of the underlying arrangement (including expected renewals where appropriate), the period over which the asset is expected to contribute to future cash flows, and any other pertinent factors, such as the level of required maintenance expenditures and the effects of obsolescence, demand, competition, and industry conditions. The Company does not currently hold any intangible assets with indefinite useful lives. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable, in accordance with ASC 360-10-35. Impairment indicators the Company considers include significant underperformance of the underlying arrangement relative to expectations, a significant adverse change in the manner in which an asset is used, the likelihood of early termination of a related contract, or significant negative industry or economic trends. If such indicators are present, the Company compares the carrying amount of the asset to the sum of the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount exceeds those undiscounted cash flows, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds the asset’s fair value, with fair value generally estimated using a discounted cash flow or other applicable valuation technique. The Company reassesses the remaining useful life of each intangible asset each reporting period and, if its estimate of the remaining period of benefit changes, accounts for the change prospectively as a change in accounting estimate, adjusting the periodic amortization charge over the revised remaining useful life.

Valuation of the Closing Warrant and useful life of the related intangible asset. We measured the Closing Warrant (as defined in Note 6) issued to Manako at its grant-date fair value of $60,000 using the Black-Scholes option-pricing model, which requires management to select assumptions for expected volatility, the risk-free interest rate, and the expected term. We capitalized this amount as an intangible commercialization and licensing rights asset because it represents consideration for a multi-period contractual right rather than a currently consumed good or service, and we are amortizing it on a straight-line basis over an estimated three-year useful life of the underlying license Term and renewal expectations. During the three and six months ended June 30, 2026, the Company recorded amortization expense of $2,000, and no impairment was determined to exist. See Note 6 - Intangible Asset for further information.

Revenue Recognition. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. The Company applies the following five-step model: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the identified performance obligations; and (v) recognize revenue as, or when, the Company satisfies each performance obligation, either over time or at a point in time, depending on the nature of the good or service and the terms of the arrangement.

Principal versus agent determination. We evaluated our role in Customer Agreements entered into under the TLDA (as defined in Note 5 - Investment in Manako Labs Ltd.) and concluded we act as principal, based on our control over pricing (within Manako’s pricing floor), primary responsibility for customer fulfillment and first-level support, and discretion in setting price, in accordance with ASC 606-10-55-36 through 55-40. This conclusion required judgment, and a different conclusion would result in Net Revenue (as defined in Note 10) being presented net of the Revenue Share (as defined in Note 10) rather than gross, with a corresponding decrease in both revenue and cost of revenue but no effect on gross profit or net loss. See Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement for further information.

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

Note 2 - Liquidity

As of June 30, 2026, the Company had $735,000 in cash and cash equivalents, $4,709,000 in digital assets, and working capital of $4,432,000. For the six months ended June 30, 2026, the Company recorded a net loss of $1,593,000, used net cash of $334,000 in investing activities, and used net cash of $1,189,000 in operating activities.

The Company believes its existing cash and cash equivalents, and the fair value of its TAO tokens (if converted to cash), will be sufficient to fund the Company's operations and meet the Company's working capital requirements for at least the next twelve months from the date of this Report.

Note 3 - Digital Assets

The Company's Cryptocurrency Asset Strategy

The Company's current primary activity is accumulating and staking TAO, and the Company allocates substantial portions of its available cash to purchase TAO with the goal of maximizing TAO holdings per outstanding common share. As of June 30, 2026 and December 31, 2025, approximately 69% and 66% of the Company's total assets (including cash) were held in TAO, respectively. The Company intends to continue allocating substantial portions of its excess cash to TAO without a formal cap on the percentage of assets invested in TAO.

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

The Company recorded net unrealized losses of $2,295,000 and $97,000 for the three and six months ended June 30, 2026, respectively. The Company recorded an unrealized net gain of $31,000 for the three and six months ended June 30, 2025. These gains and losses are recorded in other (expense) income on the Condensed Consolidated Statement of Operations.

As of June 30, 2026, the Company held 23,335.18 TAO tokens with an approximate fair value of $4,709,000.

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

As of June 30, 2026 and December 31, 2025, all of the Company's TAO token holdings were staked. The Bittensor protocol does not impose lock-up periods or unbonding delays; as of June 30, 2026, all of the Company's staked TAO could be unstaked and transferred without protocol-enforced waiting periods. The Company does not currently engage in direct subnet mining or validation, but may explore such activities in the future.

Staking yields are variable and depend on several factors, including validator performance, total network stake, and the dynamics of the specific subnets to which the Company's TAO is delegated. The following tables summarize the Company's staking rewards for the three and six months ended June 30, 2026, and 2025 (in thousands except for tokens):

	For the Three Months Ended June 30,
	2026		2025
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
TAO	380.53	$105	6.57	$2

	For the Six Months Ended June 30,
	2026		2025
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
TAO	728.97	$191	6.57	$2

The Company's cost of revenue for digital assets consists of custodian fees and advisor fees on its staked digital assets. For the three and six months ended June 30, 2026, the Company recorded cost of revenue of $6,000 and $12,000, related to digital asset staking, respectively, resulting in gross profits of $99,000 and $179,000, respectively, or 94% for both periods. The following table summarizes the Company's cost of revenue for the three and six months ended June 30, 2026, and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Cost	2026	2025	2026	2025
Cash Transaction Fees	$2	$-	$4	$-
Advisory fees related to staking	4	-	8	-
	$6	$-	$12	$-

During the three and six months ended June 30, 2026, the Company purchased 1,900.00 TAO tokens for $506,000.

During the three and six months ended June 30, 2026, the Company sold 2,502.23 and 3,959.23 tokens for cash proceeds of $650,000 and $1,172,000, respectively. The Company recognized realized losses on the sale of TAO tokens of $166,000 and $114,000 for the three and six months ended June 30, 2026, respectively. These losses are recorded in other (expense) income on the Condensed Consolidated Statement of Operations.

The following tables summarize disposition activity for the three and six months ended June 30, 2026 (in thousands except for tokens):

	For the Three Months Ended June 30, 2026
Asset	Tokens Sold	Proceeds $USD	Cost $USD	Realized Net Loss
TAO	2,502.23	$650	816	$(166)

	For the Six Months Ended June 30, 2026
Asset	Tokens Sold	Proceeds $USD	Cost $USD	Realized Net Loss
TAO	3,959.23	$1,172	1,286	$(114)

The following table summarizes the Company's digital asset activity for the year ended December 31, 2025, and the three and six months ended June 30, 2026. The fair value is presented as of  June 30, 2026 (in thousands except for tokens):

	TAO Tokens	$USD
Digital asset balance on December 31, 2024	—	$—
TAO Token Purchases	24,127.62	8,736
TAO Staking Rewards	543.96	186
Non-Cash Fees	(6.14)	(8)
Unrealized Net Loss on Fair Value Remeasurement	—	(3,519)
Digital asset balance on December 31, 2025	24,665.44	5,395
TAO Token Purchases	1,900.00	506
TAO Staking Rewards	728.97	191
TAO Token Sales	(3,959.23)	(1,286)
Unrealized Net Loss on Fair Value Remeasurement	—	(97)
Digital asset balance on June 30, 2026	23,335.18	$4,709

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$37	$204
Prepaid insurance	208	121
Other current assets	1	58
Prepaid software licenses	21	41
Prepaid expenses and other current assets	$267	$424

As of June 30, 2026, and December 31, 2025, the Company's Digital Assets segment had zero and  $168,000 in prepaid expenses, respectively. These prepaid expenses were related to unamortized stock-based advisor expenses.

As of June 30, 2026, and December 31, 2025, the Company's Managed Services segment had  $7,000 and  $15,000 in prepaid expenses, respectively. These prepaid expenses primarily consisted of licensing expenses.

As of June 30, 2026, and December 31, 2025, the Company's Collaboration Products segment had  $2,000 and  $7,000 in prepaid expenses, respectively. These prepaid expenses primarily consisted of software licenses.

As of June 30, 2026, and December 31, 2025, the Company's unallocated prepaid expenses were  $258,000 and $234,000, respectively. These prepaid expenses were primarily attributable to insurance and software licenses. As of June 30, 2026, the amount also included expenses related to the filing of a registration statement, and as of December 31, 2025, the amount also included personnel expenses due to the timing of payroll.

Note 5 - Investment in Manako Labs Ltd.

On May 28, 2026, the “Company entered into a Technology License and Distribution Agreement (the “TLDA”) with Manako Labs Ltd, a company organized under the laws of England and Wales (“Manako”). The TLDA establishes an integration partnership combining Manako’s Score AI computer vision platform operating on Bittensor Subnet 44 and related technologies with the Company’s North American enterprise relationships, commercial infrastructure, and public market credibility. See Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement for further discussion on the TLDA.

Concurrently with the TLDA, we entered into a Simple Agreement for Future Equity (the “SAFE”) pursuant to which we invested $1.0 million in Manako (the “Manako Investment”), and a related SAFE Side Letter Agreement (the "SAFE Side Letter Agreement") providing us with certain information, key-person notice, and pro rata investment rights. The TLDA’s commercial terms, including Manako’s platform-availability obligations and our revenue-share payment obligations, did not become operative until we funded the full SAFE investment amount, which occurred on May 29, 2026 (the “Commercial Commencement Date”).

Under the SAFE, upon a future qualifying equity financing by Manako, the SAFE will automatically convert into shares of Manako capital stock at a conversion price equal to the lesser of (i) $40,000,000 divided by the number of shares of Manako outstanding immediately prior to such financing on a fully diluted basis, or (ii) 80% of the lowest price per share paid by investors in such financing (i.e., a 20% discount), whichever results in the greater number of shares issued to the Company. The SAFE also entitles the Company to a liquidation-preference-like payment upon a liquidity or dissolution event equal to the greater of the Company’s $1,000,000 investment or its as-converted value, and will automatically convert into Manako ordinary shares on December 1, 2027 (the “Longstop Date”) if no equity financing, liquidity event, or dissolution event has occurred before that date. Pursuant to a related SAFE Side Letter Agreement, Manako granted the Company certain information rights, notice rights regarding changes to Manako’s key personnel, and the right to subscribe for its pro rata share of shares issued in Manako’s next equity financing.

The SAFE requires the Company to receive equity securities (or a cash payment only upon a liquidity or dissolution event that neither party can unilaterally force), and it does not permit routine net cash settlement. The SAFE does not provide the Company with significant influence over Manako — the Company receives no voting rights, board representation, or participating rights over Manako’s operating and financing decisions.

Accordingly, the Company has accounted for the Manako Investment as an equity security without a readily determinable fair value under ASC 321-10-35-2 (the “measurement alternative”). The Manako Investment is initially measured at cost and is subsequently remeasured only for (a) impairment and (b) observable price changes in orderly transactions for identical or similar Manako securities. As of June 30, 2026, the carrying value of the Manako Investment was $1,000,000, and the Company had not identified any observable price changes or indicators of impairment. The Company will continue to monitor Manako’s cash runway, financing activity, and the operational status of the Bittensor Subnet 44 network on which Manako’s platform depends, for indicators of impairment or observable transactions requiring remeasurement in future periods. The Manako Investment is included as an equity investment on the Company’s Condensed Consolidated Balance Sheet.

Note 6 - Intangible Asset

In connection with the TLDA described in Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement, on the Commercial Commencement Date, the Company issued Manako a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $3.41 per share, exercisable at any time through November 29, 2027 (the “Closing Warrant”). The Closing Warrant was issued to Manako, a non-employee business counterparty, in exchange for TaoWeave’s designation as Manako’s preferred commercialization partner in the Territory and the associated distribution and business-referral rights under the TLDA, rather than for cash. The Company evaluated the Closing Warrant under the indexation and equity-classification guidance in ASC 815-40-15 and 815-40-25 and concluded it is equity-classified: it is settleable in a fixed number of shares for a fixed exercise price (subject only to customary anti-dilution adjustments that do not preclude equity classification), is subject to a 9.99% beneficial ownership blocker, and the Company is not required to net-cash-settle the warrant.

Because the award was issued to a non-employee in exchange for rights received rather than for cash, the Company measured the Closing Warrant at its grant-date fair value under ASC 718-10 (as amended by ASU 2018-07), using the Black-Scholes option-pricing model with the following assumptions: TaoWeave’s quoted closing stock price of $1.36 on May 29, 2026; an exercise price of $3.41; a contractual term through November 29, 2027; expected volatility of 142.8%; a risk-free interest rate of 3.89%; and no expected dividends. The resulting grant-date fair value of $60,000 was capitalized as an intangible asset, “Commercialization and Licensing Rights,” because it represents consideration for an identifiable, multi-period contractual right — preferred-partner status, referral and market-development-fee rights, and license rights extending through the Initial Term and any Renewal Terms of the TLDA — rather than for day-one goods or services.

Management's best estimate of the useful life of this intangible asset is three years, and the asset will be amortized on a straight-line basis. Amortization began in June 2026 and is recorded within general and administrative expense on its Condensed Consolidated Statement of Operations.

Amortization expense was $2,000 for the period ended June 30, 2026. Based on the carrying amount as of June 30, 2026, the Company expects to record future amortization expense of approximately $10,000 for the remainder of 2026, $20,000 for each of the years ending December 31, 2027, 2028, and $9,000 for the year ended December 31, 2029, and will reassess the asset for impairment if events or circumstances indicate its carrying amount may not be recoverable, including in the event of a Subnet Disruption Event (as defined and discussed in Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement) or termination of the TLDA.

Contingent Tranche A and Tranche B warrants. The TLDA also contemplates the issuance of up to 200,000 additional warrants to Manako — 100,000 at a $4.50 exercise price (“Tranche A”) and 100,000 at a $5.50 exercise price (“Tranche B”) — in consideration for Manako’s advisory support of a potential future Company-operated Bittensor subnet. Under ASC 718-10-25-5 through 25-19, a grant date does not occur until there is a mutual understanding of the key terms of an award and the recipient’s compensation begins to be affected by changes in the issuer’s stock price. Because the scope of Manako’s advisory services remains to be defined in a statement of work that has not yet been executed, and because the Company retains sole discretion over whether to pursue the underlying subnet initiative at all, the Company concluded that no grant date had occurred for the Tranche A or Tranche B warrants as of June 30, 2026. Accordingly, no compensation cost or equity has been recognized for these contingent warrants. The Company will reassess this conclusion each reporting period and will recognize the awards at fair value beginning when a statement of work is executed, and the ASC 718 grant-date criteria are satisfied.

Note 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Compensation costs	$588	$324
Customer deposits	—	95
Professional fees	133	79
Taxes and regulatory fees	249	367
Accrued rent	170	170
Accrued dividends on Series F Preferred Stock	30	22
Other accrued expenses and liabilities	6	4
Accrued expenses and other liabilities	$1,176	$1,061

As of June 30, 2026, and December 31, 2025, the Company's Digital Assets segment had accrued expenses of $20,000 and $21,000, respectively. These expenses were related to advisory fees.

As of June 30, 2026, and December 31, 2025, the Company's Managed Services segment had accrued expenses and other current liabilities of  $11,000. These expenses consisted primarily of accrued taxes and regulatory fees.

As of June 30, 2026, and December 31, 2025, accrued expenses and other current liabilities for the Company's Collaboration Products segment were $170,000 and $269,000, respectively. These amounts primarily consisted of rent expenses and customer deposits.

Unallocated accrued expenses were $975,000 and $760,000 as of June 30, 2026, and December 31, 2025, respectively. Unallocated accrued expenses consisted primarily of compensation expenses, professional service expenses, accrued dividends, and corporate franchise taxes.

Note 8 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share ("Common Stock"), is listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “TWAV.” As of June 30, 2026, we had 150,000,000 shares of the Company's Common Stock authorized, with 3,571,590 and 3,571,401 shares issued and outstanding, respectively.

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

Common Stock activity for the year ended December 31, 2025 and the six months ended June 30, 2026, is presented below. During the three and six months ended June 30, 2026, 244,191 shares of the Company's Common Stock were issued related to the exercise of 244,191 Pre-Funded Warrants. During the three and six months ended June 30, 2025, 394,864 and 404,864 shares of the Company's Common Stock were issued related to the exercise of 394,864 and 404,864 Common Warrants, respectively.

Issued Shares as of December 31, 2024	1,144,926
Issuances from Common Warrant exercises	521,725
Issuances from Preferred Stock conversions	257,617
Issuances from Pre-Funded Warrant exercises	1,403,131
Issued Shares as of December 31, 2025	3,327,399
Issuances from Pre-Funded Warrant exercises	244,191
Issued Shares as of June 30, 2026	3,571,590
Less Treasury Shares:	(189)
Outstanding Shares as of June 30, 2026	3,571,401

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

The Common Warrants have a term of five years from the date that is six months and one day from the date of issuance. Pursuant to the terms of the 2023 Purchase Agreement, additional Common Warrants were issued in 2024 and 2025.  The Common Warrants are currently exercisable at $3.41 per share, and a cash fee of 8% of the proceeds is payable to the Placement Agent (defined below) upon exercise. During the three and six months ended June 30, 2025, Common Warrants to purchase 394,864 and 404,864 shares of Common Stock, respectively, were exercised at $3.41 per share. The Company received gross proceeds of $1,348,000 and $1,382,000, respectively, and net proceeds of $1,241,000 and $1,272,000, respectively. There was no Common Warrant activity during the three and six months ended June 30, 2026.

2023 Placement Agent Warrants

In connection with the Private Placement, pursuant to an Engagement Letter dated March 30, 2023 (the “Engagement Letter”), between the Company and Dawson James Securities Inc. (the “Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the Private Placement, and (ii) grant to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Placement Agent Warrants have the same terms and conditions as the Common Warrants issued in the Private Placement. As of June 30, 2026, no 2023 Placement Agent Warrants had been exercised, and 2023 Placement Agent Warrants to purchase up to 153,470 shares of Common Stock are issued and outstanding.

Advisor Warrants

On June 5, 2025, the Company issued warrants to purchase 100,000 shares of the Company's Common Stock to an Advisor (the "Advisor Warrants"), in connection with the provision of certain treasury advisory services. The Advisor Warrants vested in equal installments at a rate of 1/12th (8.33%) per month, beginning on the thirty-day anniversary of the issue date, for twelve months. As of June 30, 2026, all 100,000 Advisor Warrants have vested, and no Advisor Warrants have been exercised. The Advisor Warrants expire on June 5, 2028, and vested warrants are exercisable at a price of $3.77 per share.

Pre-Funded Warrants

On June 6, 2025, the Company entered into a securities purchase agreement, dated as of June 5, 2025 (the “2025 Purchase Agreement”), pursuant to which the Company issued pre-funded warrants to acquire up to 1,989,392 shares of its Common Stock (the “Pre-Funded Warrants") in exchange for gross and net proceeds to the Company of approximately $7.5 million and $6.9 million, respectively, after deducting placement agent fees of $375,000 and other offering expenses of $237,000 payable by the Company. The exercise price upon exercise of each Pre-Funded Warrant is $0.0001 per share of Common Stock, with an aggregate exercise price of $3.77 per share of Common Stock, of which $3.7699 per share of Common Stock was paid by the holders at the closing on June 10, 2025. 244,191 Pre-Funded Warrants were exercised during the three and six months ended June 30, 2026.

2025 Placement Agent Warrants

On June 10, 2025, pursuant to the 2025 Purchase Agreement, the Company issued warrants to purchase shares of the Company's Common Stock to the Placement Agent (the "2025 Placement Agent Warrants"). The 2025 Placement Agent Warrants are exercisable immediately upon issuance. The terms of the 2025 Placement Agent Warrants are substantially the same as those of the Pre-Funded Warrants, except that the 2025 Placement Agent Warrants will expire on June 10, 2030, and are exercisable at a price of $4.71 per share. As of June 30, 2026, no 2025 Placement Agent Warrants have been exercised, and 2025 Placement Agent Warrants to purchase up to 99,470 shares of Common Stock are issued and outstanding.

Manako Warrants

On May 29, 2026, in connection with the SAFE discussed in Note 5 - Investment in Manako Labs Ltd., and the TLDA discussed in Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement the Company issued warrants to purchase up to 100,000 shares of the Company’s Common Stock, to Manako Labs, Ltd., at an exercise price of $3.41 per share (the “Closing Warrant”).

In connection with potential joint development of the Company’s own subnet on the Bittensor network, the Company may issue additional warrants to Manako as follows: (i) warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $4.50 per share, issuable upon the satisfaction of certain conditions (“Tranche A Warrants”), and (ii) warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $5.50 per share, issuable upon the achievement of certain milestones (“Tranche B Warrants” and together with the Closing Warrant and Tranche A Warrants, the “Manako Warrants”).

The exercise price of each Manako Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). There is no established public trading market for the Warrants, and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

Manako may not exercise any portion of such Manako Warrants to the extent that they, together with any affiliates, would beneficially own more than 9.99%  of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company,  Manako may increase or decrease the beneficial ownership limitation, subject to a maximum of up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The Manako Warrants and the shares of Common Stock underlying the Manako Warrants (the “Warrant Shares”) have not been registered under the Securities Act. Pursuant to the TLDA, the Company, within 180 days of the Effective Date, must file a registration statement for the resale of the Warrant Shares. The Company must use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable thereafter and to keep such registration statement effective at all times until no Warrants or Warrants Shares are outstanding.

In connection with the TLDA, on May 28, 2026, the Company and Manako entered into a Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which the Manako Warrants are subject to a lock-up period of six (6) months following issuance or until effective registration of Warrant Shares, whichever is later, followed by twenty-four (24) months of post-lock-up trading restrictions including a daily volume cap of ten percent (10%) of average daily trading volume, a price floor of one hundred twenty percent (120%) of the relevant exercise price, and three (3) trading days’ advance notice of sales. The Lock-Up Agreement provides carve-outs from the post-lock-up trading restrictions for (i) block trades to institutional investors through a registered broker-dealer, (ii) private transfers to Manako affiliates bound by the same obligations, (iii) transfers in connection with any merger, tender offer, or similar transaction involving the Company as issuer, and (iv) sales pursuant to a Rule 10b5-1 plan established outside a blackout period.

Outstanding warrants for the Company's Common Stock, as of June 30, 2026, are presented below.

Issue Date and Description	Warrants Outstanding	Exercise Price	Expiration Date

Q1 2023 - Common Warrants	1,206,049	$3.41	Q3 2028
Q1 2023 - Placement Agent Warrants	153,470	$3.41	Q3 2028
Q2 2024 - Common Warrants	390,959	$3.41	Q4 2029
Q2 2025 - Advisor Warrants	100,000	$3.77	Q2 2028
Q2 2025 - 2025 Placement Agent Warrants	99,470	$4.71	Q2 2030
Q2 2025 - Pre-Funded Warrants (1)	342,070	$3.77	Q2 2030
Q3 2025 - Common Warrants	152,519	$3.77	Q3 2030
Q2 2026 - Closing Warrant	100,000	$3.41	Q4 2027
	2,544,537

(1)	The exercise price for the Pre-Funded Warrants was paid upon issuance of the Pre-Funded Warrants. The exercise of the Pre-Funded Warrants will not result in additional proceeds to the Company.

Common warrant activity for the year ended December 31, 2025 and the six months ended June 30, 2026 is presented below.

	Outstanding and Exercisable
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2024	2,272,203	$3.41
Granted	2,341,381	$3.81
Exercised	(1,924,856)	$3.67
Warrants outstanding and exercisable, December 31, 2025	2,688,728	$3.57
Granted	100,000	$3.41
Exercised	(244,191)	$3.77
Warrants outstanding and exercisable, June 30, 2026	2,544,537	$3.55

Treasury Shares

The Company maintains treasury stock for the Common Stock shares repurchased when withholding shares to cover taxes on equity award transactions. There were no treasury stock transactions during the three and six months ended June 30, 2026, or the year ended December 31, 2025.

Note 9 - Preferred Stock

The Company Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of June 30, 2026, the Company had 42,000 shares of Series F Preferred Stock ("Series F Preferred Shares") authorized and 150 shares issued and outstanding.

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

During the three and six months ended June 30, 2025, 190 shares of Series F Preferred Stock, plus accrued dividends of $19,000, were converted into 45,163 shares of the Company's Common Stock. There were no Series F Preferred Shares converted to Common Stock during the three and six months ended June 30, 2026. As of June 30, 2026, 150 shares of Series F Preferred Stock and $30,000 of accrued dividends were outstanding.

Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred Stock Shares	Preferred Stock Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
December 31, 2024 Balance	545	$29,000	$11.17	641,592
2025 Issuances	575	—		—
2025 Accrued Dividends	—	32,000		—
2025 Conversions	(970)	(39,000)	$3.77	257,617
December 31, 2025 Balance	150	22,000	$3.77	899,209
2026 Accrued Dividends	—	8,000		—
June 30, 2026 Balance	150	$30,000	$3.77	899,209

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

The Preferred Warrants were initially set to expire three years from the date of issuance, or March 31, 2026, and are exercisable for cash. On March 31, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire May 15, 2026. On May 15, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire June 30, 2026. On June 30, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire September 30, 2026.

No Preferred Warrants were exercised during the three and six months ended June 30, 2026, or 2025. As of June 30, 2026, 30,527 Preferred Warrants are issued and outstanding.

Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement

On May 28, 2026, the Company entered into the TLDA with Manako, under which Manako granted the Company a non-exclusive, non-transferable, sublicensable license during the License Term to market, demonstrate, sell, and distribute Manako’s Score AI computer vision platform (the “Platform”) to enterprise customers in the United States and Canada (the “Territory”). The TLDA has an initial one-year term beginning May 28, 2026, which automatically renews for successive 12-month periods unless either party gives at least 60 days’ prior notice of non-renewal. The Platform is a computer vision technology that operates on Bittensor Subnet 44, an external, third-party-operated blockchain subnet not controlled by the Company or, following certain governance actions described below, entirely by Manako.

The Company contracts directly with Territory end-customers under customer agreements (the "Customer Agreements") it negotiates, controls pricing within Manako’s established pricing floor, and is primarily responsible for first-level customer support and overall fulfillment of the customer relationship, while Manako retains ownership of the underlying platform intellectual property and provides second-level support. Applying the indicators of control in ASC 606-10-55-36 through 55-40, the Company concluded it acts as principal in Customer Agreements it enters into directly, and recognizes gross net revenue ("Net Revenue") from those arrangements as it satisfies its performance obligation of providing access to and use of the Platform together with first-level support. In consideration for the license and rights granted under the TLDA, the Company pays Manako a revenue share equal to a certain percentage of Net Revenue (the "Revenue Share"), which the Company records as a variable, usage-based cost of revenue rather than as a reduction of revenue. Net revenue is defined generally as gross revenue received from customers under Customer Agreements, less refunds, credits, applicable taxes, and third-party payment processing fees.

Where Manako instead enters into a direct customer agreement with a Territory customer that was sourced by the Company, is a previously agreed Company-named account, or was closed with the Company’s material involvement, Manako pays the Company a referral fee equal to a certain percentage of the customer contract value. Where Manako sources, leads, and closes a Territory opportunity directly without the Company’s material involvement (subject to customary exclusions for Manako’s pre-existing relationships), Manako pays the Company a market development fee equal to a certain percentage of the first twelve months of the customer contract value, provided the Company has maintained an active Territory commercial program. The Company recognizes referral fees and market development fees received from Manako as revenue when earned under the applicable provisions of the TLDA.

The commercial terms of the TLDA, including Manako’s obligation to make the Platform available and the Company’s obligation to pay the Revenue Share, did not become operative until the Company funded the SAFE investment described in Note 5 - Investment in Manako Labs Ltd. on May 29, 2026.

As of June 30, 2026, the Company has not recognized any revenue or associated Revenue Share cost of revenue under Customer Agreements entered into pursuant to the TLDA.

Subnet Disruption Event. Because the Platform operates on Bittensor Subnet 44, its availability depends on the continued operation of that third-party network. The TLDA defines a “Subnet Disruption Event” to include the suspension or material reduction of network emissions to Subnet 44, adverse governance actions affecting Subnet 44, deregistration or forced migration of Subnet 44, or material disruption to the arrangements between Manako and the other parties that operate or support Subnet 44. During any Subnet Disruption Event, Manako’s platform-availability obligations and the Company’s obligation to pay the Revenue Share are both suspended, and if a Subnet Disruption Event continues for more than 20 consecutive days, the Company may terminate the TLDA immediately upon written notice.

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

Diluted net loss per share is computed by giving effect to all potential shares of Common Stock, including stock options, preferred stock, warrants, and unvested Restricted Stock, to the extent they are dilutive. For the three and six months ended June 30, 2026, and 2025, all such Common Stock equivalents have been excluded from diluted net loss per share as the effect would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(3,290)	$(605)	$(1,593)	$(1,277)
Less: preferred stock dividends	4	13	8	25
Net income (loss) attributable to common stockholders	$(3,294)	$(618)	$(1,601)	$(1,302)
Denominator:
Weighted-average number of shares of Common Stock for basic and diluted net loss per share	3,913,471	1,613,483	3,913,471	1,514,829
Basic and diluted net income (loss) per share	$(0.84)	$(0.38)	$(0.41)	$(0.86)

The following table represents the potential shares of Common Stock that were excluded from the computation of diluted weighted-average number of shares for the six months ended June 30, 2026, and 2025, because including them would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Common stock issuable upon conversion of Series F Preferred Stock (1)	47,835	103,578
Common stock issuable upon conversion of Preferred Warrants (2)	8,097,347	8,249,867
Common stock issuable upon exercise of warrants for Common Stock	2,202,467	2,066,809

(1)	Calculation assumes conversion of the stated value and accrued dividends of the Series F Preferred Stock into Common Stock at a conversion price of $3.77 per share.
(2)

Calculation assumes exercise of the Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at a conversion price of $3.77.

The Pre-Funded warrants are included in the weighted average shares outstanding.

Note 12 - Segment Reporting

The Company currently operates in three segments: (1) "Digital Assets", which represents the business surrounding the Company's treasury activity with Bittensor, (2) “Managed Services”, which represents the business surrounding managed services for video collaboration and network solutions, and (3) “Collaboration Products”, which represents the business surrounding the Company's Mezzanine™ product offerings. The Company continually evaluates its operations for changes in its segment activity. Although operations resulting from the Manako TLDA could become a separate segment in the future, its operations are currently reported in the Corporate, or unallocated segment. Management will continue to evaluate the materiality of the operations and its impact on the Company for possible separation.

For the three and six months ended June 30, 2026, and 2025, the CODM for the three segments, was Peter Holst, the Company's President and Chief Executive Officer. Management reviewed the information provided to the CODM and updated the presentation of that information, including Significant Segment Expenses ("SSEs").

Certain information concerning the Company’s segments for the three and six months ended June 30, 2026, and 2025, is presented in the following tables (in thousands):

	Three Months Ended June 30, 2026
	2026	2025	% Change
Revenue
Digital Assets	$105	$2	5150%
Managed Services	415	497	(16)%
Collaboration Products	2	93	(98)%
Consolidated	522	592	(12)%

Cost of revenues
Digital Assets	6	—	100%
Managed Services	239	360	(34)%
Collaboration Products	3	4	(25)%
Consolidated	248	364	(32)%

Gross Margin
Digital Assets	99	2	4850%
Managed Services	176	137	28%
Collaboration Products	(1)	89	(101)%
Consolidated	274	228	20%

Operating expenses
Digital Assets (1)	100	—	100%
Collaboration Products (2)	—	8	(100)%
Corporate (3)	1,015	903	12%
Consolidated	1,115	911	22%

Other income (expense), net
Digital Assets (4)	(2,461)	31	(8039)%
Corporate (5)	13	47	(72)%
Consolidated	(2,448)	78	(3238)%
Net loss before taxes	(3,289)	(605)	444%
Income tax expense	1	—	100%
Net loss	$(3,290)	$(605)	444%

	Six Months Ended June 30, 2026
	2026	2025	% Change
Revenue
Digital Assets	$191	$2	9450%
Managed Services	836	1,005	(17)%
Collaboration Products	202	207	(2)%
Consolidated	1,229	1,214	1%

Cost of revenues
Digital Assets	12	—	100%
Managed Services	462	731	(37)%
Collaboration Products	11	6	83%
Consolidated	485	737	(34)%

Gross Margin
Digital Assets	179	2	8850%
Managed Services	374	274	36%
Collaboration Products	191	201	(5)%
Consolidated	744	477	56%

Operating expenses
Digital Assets (1)	199	—	100%
Collaboration Products (2)	7	—	100%
Corporate (3)	1,938	1,851	5%
Consolidated	2,144	1,851	16%

Other income (expense), net
Digital Assets (4)	(211)	31	(781)%
Managed Services	—	(1)	(100)%
Corporate (5)	19	74	(74)%
Consolidated	(192)	104	(285)%
Net loss before taxes	(1,592)	(1,270)	25%
Income tax expense	1	7	(86)%
Net loss	$(1,593)	$(1,277)	25%

(1)	Operating expenses related to the Company's Digital Assets segment include cash and stock-based advisory fees.
(2)	Operating expenses related to the Company's Collaboration Products Segment include sales and marketing and other miscellaneous expenses.
(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses.

(4)	Other income (expense) for the Company's Digital Assets segment includes unrealized gains and losses from revaluations of the Company's digital assets. The three and six months ended June 30, 2026 also include realized gains and losses on the sale of digital assets.
(5)	Unallocated other income in Corporate is primarily related to interest income.

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

	Three Months Ended June 30, 2026
	Digital Assets	Managed Services	Collaboration Products	Total

Revenue
Digital Assets	$105	$—	$—	$105
Network Services	—	400	—	400
Video Collaboration	—	13	2	15
Professional and other services	—	2	—	2
Total revenue	105	415	2	522

Significant Segment Expenses
Labor and labor-related (1)	—	71	—	71
Cash digital asset transaction fees	6	—	—	6
Advisory fees	18	—	—	18
Stock-based expense	82	—	—	82
Circuit and network cost of revenue	—	168	3	171
Unrealized net loss on digital asset revaluation	2,295	—	—	2,295
Realized net loss on disposal of digital assets	166	—	—	166
Segment net profit	$(2,462)	$176	$(1)	$(2,287)
Segment net profit margin %	(2345)%	42%	(50)%

Unallocated (income) expense
Corporate expenses (3)				1,013
Amortization expense				2
Interest income				(13)
Loss before income tax expense				$(3,289)

	Three Months Ended June 30, 2025
	Digital Assets	Managed Services	Collaboration Products	Total

Revenue
Digital Assets	$2	$—	$—	$2
Network Services	—	481	93	574
Video Collaboration	—	11	—	11
Professional and other services	—	5	—	5
Total revenue	2	497	93	592

Significant Segment Expenses
Labor and labor-related (1)	—	65	6	71
Circuit and network cost of revenue	—	295	—	295
Unrealized net gain on digital asset revaluation	(31)	—	—	(31)
Other segment items (2)	—	—	6	6
Segment profit	$33	$137	$81	$251
Segment profit margin %	1650%	28%	87%

Unallocated (income) expense
Corporate expenses (3)				903
Interest income				(47)
Loss before income tax expense				$(605)

(1)	Includes direct labor costs (including sales and marketing costs), employment taxes, employee benefits, workers’ compensation, and office expenses.
(2)	Other segment items include other income and expenses, net, interest expense, certain professional services, and miscellaneous taxes and fees.
(3)	Represents general and administrative costs, less the amounts allocated to the segments for labor and benefits, general liability insurance, professional services, property taxes, and interest income.

For the three and six months ended June 30, 2026, and 2025, no material revenue was attributable to any individual foreign country, and all foreign revenue is billed in US Dollar. Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Domestic	$271	$278
Foreign	251	314
	$522	$592

	Six Months Ended June 30,
	2026	2025
Domestic	$705	$573
Foreign	524	641
	$1,229	$1,214

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to the Company's most significant or several of its smaller customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Three Months Ended June 30,
		2026	2025
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	77%	82%

		Six Months Ended June 30,
		2026	2025
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	66%	83%

Staking rewards on the Company's digital assets made up 20% and 16% of the Company's consolidated revenue for the three and six months ended June 30, 2026, respectively.

Concentration of consolidated accounts receivable was as follows:

		As of June 30,
		2026	2025
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	33%	12%
Customer B	Collaboration Products	—%	20%
Customer C	Collaboration Products	—%	42%
Customer D	Managed Services	68%	25%

 Note 13 - Commitments and Contingencies

Registration rights. The Company is required to file a registration statement on Form S-3 (or other form then available) covering the resale of the shares of common stock issuable upon exercise of the Closing Warrant, and any Tranche A and Tranche B warrants that may become issuable, no later than November 24, 2026 (180 days after May 28, 2026), and to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable thereafter and to keep it effective until no such warrants or underlying shares remain outstanding. The TLDA does not provide for cash liquidated damages if the Company fails to timely file or maintain the effectiveness of this registration statement; accordingly, the Company has not recognized a separate liability under the registration payment arrangement guidance in ASC 825-20 with respect to this obligation. The Company will continue to evaluate this conclusion if the terms of the registration obligation change.

Lock-up and resale restrictions. In connection with the TLDA, Manako agreed to a lock-up period with respect to the Closing Warrant shares (and any Tranche A/B warrant shares) ending on the later of six months after issuance or the effective date of the registration statement described above, followed by 24 months of post-lock-up trading restrictions, including a daily volume cap of 10% of average trading volume, a price floor of 120% of the applicable exercise price, and three trading days’ advance notice of sales, subject to customary carve-outs for block trades, permitted affiliate transfers, change-of-control transactions, and Rule 10b5-1 plans. The Company considered this transfer restriction in estimating the grant-date fair value of the Closing Warrant as a marketability discount, consistent with ASC 820-10-35, rather than as a separate unit of account.

Contingent warrants. As described in Note 8 - Capital Stock, the Company may become obligated to issue up to 200,000 additional warrants to Manako (100,000 at $4.50 per share and 100,000 at $5.50 per share) in connection with potential advisory services related to a Company-operated Bittensor subnet. Issuance of these warrants is contingent on the Company’s discretionary decision to pursue that initiative, execution of a statement of work defining Manako’s advisory obligations, and satisfaction of related performance milestones. No liability or equity has been recognized for these contingent warrants as of June 30, 2026.

Indemnification. The TLDA contains mutual indemnification obligations customary for arrangements of this type, subject in each direction to an aggregate liability cap generally equal to two times the amounts paid or payable under the TLDA (subject to certain carve-outs, including for a Manako indemnification obligation related to certain regulatory filing exposure). The Company has not recorded a liability for these indemnification obligations as of June 30, 2026, as no claims have been asserted and no loss is probable and estimable.

Right of first refusal / post-termination distribution rights. Following expiration or termination of the TLDA (other than termination by Manako for cause), the Company’s distribution rights terminate but it retains a right of first refusal on new Territory business opportunities for a period of 12 to 18 months, depending on cumulative Net Revenue generated during the License Term, together with a post-termination continuation license (up to 24 months) to service existing Customer Agreements and a 12-month transition period. These provisions do not currently give rise to a recognizable asset or liability.

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

Note 14 - Subsequent Events

On July 28, 2026 and  August 6, 2026, the Company issued 196,818 and 109,000 shares of Common Stock, respectively, related to the exercise of 196,818 and 109,000 Pre-Funded Warrants, respectively. As of the date of this filing, 36,252 Pre-Funded Warrants remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “TaoWeave, Inc,” the “Company,” and similar terms refer to TaoWeave, Inc and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Report”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements that reflect the Company’s current expectations, the actual outcomes of which involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

In addition to the critical accounting estimates described in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 20, 2026, the transaction with Manako Labs Ltd ("Manako") introduced the following estimates during the current period:

Investment in Manako. Because Manako is a private company and no readily determinable fair value exists for our SAFE investment (as defined below), we account for it under the measurement alternative in ASC 321-10-35-2, at cost of $1.0 million, less impairment, if any, adjusted for any observable price changes in orderly transactions for identical or similar Manako securities. Determining whether an impairment indicator exists, and the amount of any impairment or upward adjustment, requires significant judgment, including with respect to Manako’s cash runway, the continued operation of Subnet 44, and the occurrence of any future Manako financing transactions that could serve as an observable price input. We reassess this investment for observable price changes and impairment indicators each reporting period.

Valuation of the Closing Warrant and useful life of the related intangible asset. We measured the Closing Warrant (as defined below) issued to Manako at its grant-date fair value of $60,595 using the Black-Scholes option-pricing model, which requires management to select assumptions for expected volatility, the risk-free interest rate, and the expected term. We capitalized this amount as an intangible commercialization and licensing rights asset because it represents consideration for a multi-period contractual right rather than a currently consumed good or service, and we are amortizing it on a straight-line basis over an estimated three-year useful life — the low end of the two-to-seven-year range of the underlying License Term and renewal expectations — reflecting management’s judgment that a conservative estimate is appropriate given that this is our first arrangement of this kind. A change in the estimated useful life, or a determination that the asset is impaired, would affect the timing and amount of amortization expense recognized in future periods.

Principal versus agent determination. We evaluated our role in customer agreements entered into under the TLDA and concluded we act as principal, based on our control over pricing (within Manako’s pricing floor), primary responsibility for customer fulfillment and first-level support, and discretion in setting price, in accordance with ASC 606-10-55-36 through 55-40. This conclusion required judgment, and a different conclusion would result in Net Revenue (as defined below) being presented net of the Revenue Share (as defined below) rather than gross, with a corresponding decrease in both revenue and cost of revenue but no effect on gross profit or net loss.

Overview

We are a public company focused on the Bittensor ecosystem, a decentralized, open-source protocol that coordinates the development and deployment of artificial intelligence (“AI”) models. Our principal asset is TAO, Bittensor’s native cryptocurrency, which we accumulate and stake on the Bittensor network to generate yield in the form of additional TAO tokens. Our goal is to provide public-market investors with economic exposure to the Bittensor ecosystem.  As of June 30, 2026, we held approximately 23,335 TAO tokens valued at $4.7 million, with BitGo Trust Company, Inc. (“BitGo”) and the Kraken exchange (“Kraken”, and together with BitGo, the “TAO Custodians”). All of our TAO is staked through our TAO Custodians.

The Company is also operating legacy businesses including managed services for network solutions and video collaboration, and collaboration products. In conjunction with the Company's June 2025 financing, the Company began migrating its product focus from our legacy businesses to building a digital asset treasury company.

The Company currently operates in three segments: (1) "Digital Assets", which represents the business surrounding our treasury activity with Bittensor, (2) “Managed Services”, which represents the business surrounding managed services for video collaboration and network solutions, and (3) “Collaboration Products”, which represents the business surrounding our Mezzanine™ product offerings.

Our Cryptocurrency Asset Strategy

Our current primary activity is accumulating and staking TAO, and we allocate substantial portions of our available cash to purchase TAO with the goal of maximizing TAO holdings per outstanding common share. As of June 30, 2026, and December 31, 2025, approximately 69% and 66% of our total assets (including cash) were held in TAO, respectively. We intend to continue allocating substantial portions of our excess cash to TAO without a formal cap on the percentage of assets invested. While our strategy is to accumulate and hold TAO over the long term, we may, from time to time, sell a portion of our TAO holdings to fund operating expenses or otherwise manage the Company's cash and liquidity position. During the three and six months ended June 30, 2026, we sold 2,502.23 and 3,959.23 TAO tokens, respectively, for this purpose. See Note 3 - Digital Assets for further details.

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

We have also been evaluating opportunities to participate more directly in the Bittensor network, including potential investments in or partnerships with teams operating subnets on the platform. During 2025, and through the date of this Report, we conducted due diligence on a number of subnet projects to assess their viability, technology, and potential alignment with our strategy. This diligence led to the Company's investment in Manako, discussed below.

Manako Labs, Ltd.

On May 28, 2026, we entered into a Technology License and Distribution Agreement (the “TLDA”) with Manako Labs Ltd. (“Manako”), a company organized under the laws of England and Wales that owns and operates the Score AI computer vision platform on Bittensor Subnet 44 (the “Platform”). Under the TLDA, Manako granted us a non-exclusive, non-transferable, sublicensable license to market, demonstrate, sell, and distribute the Platform to enterprise customers in the United States and Canada (the “Territory”) during an initial one-year term that automatically renews for successive 12-month periods unless either party gives at least 60 days’ prior notice of non-renewal.

Concurrently with the TLDA, we entered into a Simple Agreement for Future Equity (the “SAFE”) pursuant to which we invested $1.0 million in Manako, and a related SAFE Side Letter Agreement providing us with certain information, key-person notice, and pro rata investment rights. The TLDA’s commercial terms, including Manako’s platform-availability obligations and our revenue-share payment obligations, did not become operative until we funded the full SAFE investment amount, which occurred on May 29, 2026 (the “Commercial Commencement Date”). In consideration of the rights granted under the TLDA, on the Commercial Commencement Date we issued Manako a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $3.41 per share, exercisable through November 29, 2027 (the “Closing Warrant”). We may also become obligated to issue Manako up to an additional 200,000 warrants (100,000 at a $4.50 exercise price and 100,000 at a $5.50 exercise price) in connection with potential advisory support for a prospective Company-operated Bittensor subnet. Issuance of those warrants is contingent on execution of a statement of work not yet in place and on our discretionary decision to pursue that initiative, and no obligation to issue those warrants has been incurred as of June 30, 2026.

We believe the Manako arrangement provides us access to computer-vision platform technology that we can commercialize with our existing enterprise customer base in the Territory, in exchange for a certain percentage of revenue share (the "Revenue Share") on net revenue we generate from Platform customers ("Net Revenue").

Mezzanine™ Product Offerings

Our product is called Mezzanine™, a family of turn-key products that enable dynamic and immersive visual collaboration across multi-users, multiple screens, multiple devices, and multiple locations.

Historically, customers used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Sales of our Mezzanine™ product have been adversely affected during the last several years by the commercial response to the COVID-19 pandemic and its aftermath. We have not invested in research and development or sales and marketing for our Mezzanine™ product in recent years.  Given the declines in sales, we announced the end of life for Mezzanine™ in December 2025, and we expect no product revenue from Mezzanine™ products and only minor maintenance revenue for the remainder of 2026.

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

Results of Operations

Three Months Ended June 30, 2026 (the “2026 Second Quarter”), compared to the Three Months Ended June 30, 2025 (the “2025 Second Quarter”)

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the 2026 Second Quarter and the 2025 Second Quarter (in thousands):

	Three Months Ended June 30, 2026
	2026	2025	% Change
Revenue
Digital Assets	$105	$2	5150%
Managed Services	415	497	(16)%
Collaboration Products	2	93	(98)%
Consolidated	522	592	(12)%

Cost of revenues
Digital Assets	6	—	100%
Managed Services	239	360	(34)%
Collaboration Products	3	4	(25)%
Consolidated	248	364	(32)%

Gross Margin
Digital Assets	99	2	4850%
Managed Services	176	137	28%
Collaboration Products	(1)	89	(101)%
Consolidated	274	228	20%

Operating expenses
Digital Assets (1)	100	—	100%
Collaboration Products (2)	—	8	(100)%
Corporate (3)	1,015	903	12%
Consolidated	1,115	911	22%

Other income (expense), net
Digital Assets (4)	(2,461)	31	(8039)%
Corporate (5)	13	47	(72)%
Consolidated	(2,448)	78	(3238)%
Net loss before taxes	(3,289)	(605)	444%
Income tax expense	1	—	100%
Net loss	$(3,290)	$(605)	444%

(1)	Operating expenses related to our Digital Assets segment include cash and stock-based advisory fees.
(2)	Operating expenses related to our Collaboration Products Segment include sales and marketing, and other miscellaneous expenses.
(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses.

(4)	Other income (expense) for our Digital Assets segment includes unrealized gains and (losses) from revaluations of our digital assets. The three months ended June 30, 2026 also includes realized gains and losses on the sale of digital assets.
(5)	Unallocated other income in Corporate is primarily related to interest income.

Revenue. Total revenue was $522,000 and $592,000 for the 2026 Second Quarter and the 2025 Second Quarter, respectively, a decrease of $70,000 or 12%. The decrease was driven by a reduction in Managed Services and Collaboration Products revenue, partially offset by an increase of $103,000 in Digital Asset staking revenue, a new revenue stream that commenced in the second half of fiscal year 2025. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended June 30,
	2026	% of Revenue	2025	% of Revenue
Revenue: Digital Assets
Total Digital Assets revenue	$105	20%	$2	0%

Revenue: Managed Services
Network services	$400	77%	$481	81%
Video collaboration	13	2%	11	2%
Professional and other services	2	0%	5	1%
Total Managed Services revenue	$415	80%	$497	84%

Revenue: Collaboration Products
Visual collaboration product offerings	$2	0%	$93	16%

Total revenue	$522	100%	$592	100%

Digital Assets

Digital Assets revenue was $105,000 and $2,000 for the 2026 Second Quarter and 2025 Second Quarter, respectively. The increase resulted from the Company beginning its digital asset treasury strategy in June 2025. The revenue was entirely comprised of TAO staking rewards.

•	During the three months ended June 30, 2026, and 2025, we earned 380.53 and 6.57 TAO tokens, respectively, through staking, or $105,000 and $2,000 in revenue, respectively.

•	In exchange for staking TAO on the Bittensor blockchain network, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. This award is remitted in the validator node's native token (TAO) and is referred to as a staking reward. The Company’s staking reward received from delegating to a third-party validator node is proportional to the Company's staked digital assets relative to the total staked by all delegators to that node at that time. TAO token rewards earned from staking are calculated and distributed directly to the Company’s digital wallets by the blockchain networks as part of their consensus mechanisms.

Managed Services

Managed Services revenue was $415,000 and $497,000 for the 2026 Second Quarter and the 2025 Second Quarter, respectively, a decrease of $82,000, or 16%. The decrease was primarily attributable to a:

•	Decrease in revenue for network services; mainly attributable to disconnects at certain customer locations.

•	In the 2026 Second Quarter, one customer accounted for 97% of Managed Services revenue. In the 2025 Second Quarter, this customer accounted for 98% of Managed Services revenue.

Collaboration Products

Collaboration Products revenue was $2,000 and $93,000 for the 2026 Second Quarter and the 2025 Second Quarter, respectively, a decrease of $91,000, or 98%. This decrease was due to the December 2025 end of life announcement for Mezzanine™ products. We expect no product revenue and only minor maintenance revenue for the remainder of 2026.

Cost of Revenue. Total cost of revenue was $248,000 and $364,000 for the 2026 Second Quarter and the 2025 Second Quarter, respectively, a decrease of $116,000, or 32%. Cost of revenue includes all internal and external costs related to the delivery of revenue, including taxes billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of Revenue
Digital Assets	$6	$—
Managed Services	239	360
Collaboration Products	3	4
Total cost of revenue	$248	$364

Digital Assets

The Digital Assets segment recorded a cost of revenue of $6,000 and a gross profit of $99,000, or 94%, for the 2026 Second Quarter. The Company did not have cost of revenue related to its Digital Assets operations during the 2025 Second Quarter. Cost of revenue for digital assets consists of custodian fees and advisor fees on the Company’s staked digital assets.

Managed Services

The Managed Services segment recorded a cost of revenue of $239,000 and $360,000 for the 2026 Second Quarter and the 2025 Second Quarter, respectively, a decrease of $121,000, or 34%. The Managed Services segment recorded a gross profit percentage of 42% and 28% for the 2026 Second Quarter and the 2025 Second Quarter, respectively. The increase in gross margin was primarily due to reduced personnel expenses for the 2026 Second Quarter.

Collaboration Products

The Collaboration Products segment recorded a cost of revenue of $3,000 and $4,000 for the 2026 Second Quarter and the 2025 Second Quarter, respectively, a decrease of $1,000. The Collaboration Products segment recorded a gross profit percentage of -50% and 96% for the 2026 Second Quarter and the 2025 Second Quarter, respectively. The decrease in gross margin is mainly attributable to the reduction in revenue quarter over quarter.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$—	$3	$(3)	(100)%
Sales and marketing	—	6	(6)	(100)%
General and administrative	1,115	902	213	24%
Total operating expenses	$1,115	$911	$204	22%

Research and Development. Research and development expenses were $3,000 for the 2025 Second Quarter, and there were no research and development expenses for the 2026 Second Quarter. Research and development expenses include internal and external costs related to developing features and enhancements to existing product offerings. This decrease is primarily attributable to the Company’s change in focus to digital asset treasury.

Sales and Marketing Expenses. Sales and marketing expenses were $6,000 for the 2025 Second Quarter, and there were no sales and marketing expenses for the 2026 Second Quarter. The decrease is primarily attributable to reduced personnel expenses.

General and Administrative Expenses. General and administrative expenses were $1,115,000 and $902,000 for the 2026 Second Quarter and the 2025 Second Quarter, respectively, an increase of $213,000, or 24%. General and administrative expenses include direct corporate expenses and personnel costs in the various corporate support categories, including executive, finance and accounting, legal, human resources, and information technology. The increase is primarily attributable to higher professional service fees, stock-based expense, and insurance expenses, driven by the transition into the digital asset space and the Manako deal.

Loss from Operations. The Company recorded an operating loss of $841,000 and $683,000 for the 2026 Second Quarter and the 2025 Second Quarter, respectively, an increase in operating loss of $158,000, or 23%. This increase was mainly attributable to the increase in total operating expenses of $204,000, partially offset by an increase in gross profit of $46,000.

Other (Expense) Income, Net. Other expense, net, was $2,448,000 for the 2026 Second Quarter and other income, net, was $78,000 for the 2025 Second Quarter, a decrease of $2,526,000. The decrease was primarily driven by $2,295,000 of unrealized losses and $166,000 of realized losses on the Company’s digital assets during the 2026 Second Quarter and a reduction of interest income of $34,000 quarter over quarter. Other income for the 2025 Second Quarter was primarily comprised of $47,000 in interest income related to the Company’s cash accounts and an unrealized gain of $31,000 on the Company's digital assets.

Results of Operations

Six Months Ended June 30, 2026, compared to the Six Months Ended June 30, 2025

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the six months ended June 30, 2026 and the six months ended June 30, 2025 (in thousands):

	Six Months Ended June 30, 2026
	2026	2025	% Change
Revenue
Digital Assets	$191	$2	9450%
Managed Services	836	1,005	(17)%
Collaboration Products	202	207	(2)%
Consolidated	1,229	1,214	1%

Cost of revenues
Digital Assets	12	—	100%
Managed Services	462	731	(37)%
Collaboration Products	11	6	83%
Consolidated	485	737	(34)%

Gross Margin
Digital Assets	179	2	8850%
Managed Services	374	274	36%
Collaboration Products	191	201	(5)%
Consolidated	744	477	56%

Operating expenses
Digital Assets (1)	199	—	100%
Collaboration Products (2)	7	—	100%
Corporate (3)	1,938	1,851	5%
Consolidated	2,144	1,851	16%

Other income (expense), net
Digital Assets (4)	(211)	31	(781)%
Managed Services	—	(1)	(100)%
Corporate (5)	19	74	(74)%
Consolidated	(192)	104	(285)%
Net loss before taxes	(1,592)	(1,270)	25%
Income tax expense	1	7	(86)%
Net loss	$(1,593)	$(1,277)	25%

(1)	Operating expenses related to our Digital Assets segment include cash and stock-based advisory fees.
(2)	Operating expenses related to our Collaboration Products Segment include sales and marketing and other miscellaneous expenses.
(3)

Corporate operating expenses include costs that are not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff, general liability and other insurance, professional fees, and similar corporate expenses.

(4)	Other income (expense) for our Digital Assets segment includes unrealized gains and losses from revaluations of our digital assets. The six months ended June 30, 2026 also includes realized gains and losses on the sale of digital assets.
(5)	Other expense for our Managed Services segment includes interest expense.
(6)	Unallocated other income in Corporate is primarily related to interest income.

Revenue. Total revenue was $1,229,000 and $1,214,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively, an increase of $15,000 or 1%. The increase was driven by $191,000 of Digital Asset staking revenue, a new revenue stream that commenced in the second half of fiscal year 2025, partially offset by a decrease of $174,000 in Managed Services and Collaboration Products revenue. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Six Months Ended June 30,
	2026	% of Revenue	2025	% of Revenue
Revenue: Digital Assets
Total Digital Assets revenue	$191	15.5%	$2	0.2%

Revenue: Managed Services
Network services	$805	66%	$980	81%
Video collaboration	26	2%	18	1%
Professional and other services	5	0%	7	1%
Total Managed Services revenue	$836	68%	$1,005	83%

Revenue: Collaboration Products
Visual collaboration product offerings	$202	16%	$207	17%

Total revenue	$1,229	100%	$1,214	100%

Digital Assets

Digital Assets revenue was $191,000 and $2,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively. The Company began its digital asset treasury strategy in June 2025. The revenue was entirely comprised of TAO staking rewards.

•

During the six months ended June 30, 2026, we earned 728.97 TAO tokens through staking, or $191,000 in revenue. During the six months ended June 30, 2025, we earned 6.57 TAO tokens through staking, or $2,000 in revenue.

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

Managed Services

Managed Services revenue was $836,000 and $1,005,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively, a decrease of $169,000, or 17%. The decrease was primarily attributable to a:

•	Decrease in revenue for network services; mainly attributable to disconnects at certain customer locations.

•	In the six months ended June 30, 2026, one customer accounted for 97% of Managed Services revenue. In the six months ended June 30, 2025, this customer accounted for 99% of Managed Services revenue.

Collaboration Products

Collaboration Products revenue was $202,000 and $207,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively, a decrease of $5,000, or 2%.

•	As discussed above, we announced the end of life for Mezzanine™ in 2025, and we expect no product revenue for Mezzanine™ products and minor amounts of maintenance revenue for the remainder of 2026.

Cost of Revenue. Total cost of revenue was $485,000 and $737,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively, a decrease of $252,000, or 34%. Cost of revenue includes all internal and external costs related to the delivery of revenue, including taxes billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Six Months Ended June 30,
	2026	2025
Cost of Revenue
Digital Assets	$12	$—
Managed Services	462	731
Collaboration Products	11	6
Total cost of revenue	$485	$737

Digital Assets

The Digital Assets segment recorded a cost of revenue of $12,000 and a gross profit of $179,000, or 94%, for the six months ended June 30, 2026. The Company did not have cost of revenue related to its Digital Assets operations during the six months ended June 30, 2025. Cost of revenue for digital assets consists of custodian fees and advisor fees on the Company’s staked digital assets.

Managed Services

The Managed Services segment recorded a cost of revenue of $462,000 and $731,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively, a decrease of $269,000, or 37%. The Managed Services segment recorded a gross profit percentage of 45% and 27% for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively. The increase in gross margin was primarily due to reduced personnel expenses for the six months ended June 30, 2026.

Collaboration Products

The Collaboration Products segment recorded a cost of revenue of $11,000 and $6,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively, an increase of $5,000. The Collaboration Products segment recorded a gross profit percentage of 95% and 97% for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively. The decrease in gross margin is mainly attributable to a bad debt recovery during the six months ended June 30, 2025.

Operating expenses are presented in the following table (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$—	$6	$(6)	(100)%
Sales and marketing	7	14	(7)	(50)%
General and administrative	2,137	1,831	306	17%
Total operating expenses	$2,144	$1,851	$293	16%

Research and Development. Research and development expenses were $6,000 for the six months ended June 30, 2026, and there were no research and development expenses for the six months ended June 30, 2025. Research and development expenses include internal and external costs related to developing features and enhancements to existing product offerings. This decrease is primarily attributable to the Company’s change in focus to digital asset treasury.

Sales and Marketing Expenses. Sales and marketing expenses were $7,000 and $14,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively, a decrease of $7,000, or 50%. The decrease is primarily attributable to reduced personnel expenses during the six months ended June 30, 2026.

General and Administrative Expenses. General and administrative expenses were $2,137,000 and $1,831,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively, an increase of $306,000, or 17%. General and administrative expenses include direct corporate expenses and personnel costs in the various corporate support categories, including executive, finance and accounting, legal, human resources, and information technology. The increase is primarily attributable to higher professional service fees, stock-based expense, and insurance expenses, driven by the transition into the digital asset space.

Loss from Operations. The Company recorded an operating loss of $1,400,000 and $1,374,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively, an increase in operating loss of $26,000, or 2%. The increase was mainly attributable to the increase in total operating expenses of $293,000, partially offset by an increase in gross profit of $267,000.

Other (Expense) Income, Net. Other expense, net, was $192,000 for the six months ended June 30, 2026, and other income, net, was $104,000 for the six months ended June 30, 2025, a decrease of $296,000. The decrease was primarily driven by $97,000 of unrealized losses and $114,000 of realized losses on the Company’s digital assets during the six months ended June 30, 2026, and reduced interest income of $54,000 quarter over quarter. Other income for the six months ended June 30, 2025 was primarily comprised of $73,000 in interest income related to the Company’s cash accounts and an unrealized gain of $31,000 on the Company's digital assets.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Liquidity and Capital Resources

As of June 30, 2026, we had $735,000 in cash and cash equivalents, $4,709,000 in digital assets, and working capital of $4,432,000. For the six months ended June 30, 2026, we recorded a net loss of $1,593,000, and we used $1,189,000 of net cash in operating activities.

Investing activities used $334,000 of net cash for the six months ended June 30, 2026, consisting of proceeds from the sale of digital assets of $1.2 million, purchases of digital assets of $0.5 million, and the $1.0 million investment in Manako Labs, Ltd. While our long-term strategy is to accumulate and hold TAO, we expect to continue to sell portions of our TAO holdings from time to time to fund operating expenses and manage our cash and liquidity position. The amount and timing of future sales will depend on our operating cash needs, prevailing TAO market prices, and our assessment of market liquidity conditions at the time. However, in practice, our ability to convert TAO to cash depends on available market liquidity on the exchanges where TAO trades, and we have not entered into any committed credit facilities or other arrangements that would provide liquidity independent of our digital asset holdings. TAO prices are highly volatile and could decline significantly from current levels, which would reduce the fair value of our holdings and potentially impair our ability to fund operations through digital asset sales without depleting our token position at unfavorable prices

During the six months ended June 30, 2026, we used $1.0 million of cash to fund our investment in Manako under the SAFE, which we have classified as an investing activity. This investment did not affect our results of operations, other than through any future impairment we may be required to recognize (see “Critical Accounting Policies and Estimates” below). The issuance of the Closing Warrant to Manako was a non-cash financing transaction; we recognized $60,000 of additional paid-in capital, offset by a corresponding increase in intangible assets, with no cash impact.

Our TLDA and SAFE-related commitments over the next twelve months include: (i) filing a resale registration statement on Form S-3 (or other available form) covering the shares underlying the Closing Warrant no later than November 24, 2026 (180 days after May 28, 2026), and using commercially reasonable efforts to cause it to become and remain effective; (ii) our ongoing obligation to pay Manako a certain percentage of Revenue Share on Net Revenue generated under Territory customer agreements, which will increase our cost of revenue as our Manako-related sales activity grows, but which is contingent on, and proportionate to, revenue we generate; and (iii) our right, but not obligation, to make an additional equity investment in Manako’s next priced equity financing round pursuant to our pro rata rights under the SAFE Side Letter. None of these commitments currently requires the use of cash beyond amounts already funded, other than usual-course legal and registration-related costs and the contingent Revenue Share described above.

We do not currently anticipate that the Manako transaction will have a material adverse effect on our short-term or long-term liquidity, although our ability to realize the expected commercial benefits of the TLDA depends on factors outside our control, including the continued availability and operation of the Bittensor Subnet 44 network on which the Platform operates. See Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement for a discussion of a “Subnet Disruption Event,” which, if it continues for more than 20 consecutive days, would give us the right to terminate the TLDA and would suspend both Manako’s platform-availability obligations and our Revenue Share payment obligations during its pendency.

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

Outstanding warrants to purchase shares of the Company's Common Stock, as of June 30, 2026, are presented below.

Issue Date and Description	Warrants Outstanding	Exercise Price	Expiration Date

Q1 2023 - Common Warrants	1,206,049	$3.41	Q3 2028
Q1 2023 - Placement Agent Warrants	153,470	$3.41	Q3 2028
Q2 2024 - Common Warrants	390,959	$3.41	Q4 2029
Q2 2025 - Advisor Warrants	100,000	$3.77	Q2 2028
Q2 2025 - 2025 Placement Agent Warrants	99,470	$4.71	Q2 2030
Q2 2025 - Pre-Funded Warrants (1)	342,070	$3.77	Q2 2030
Q3 2025 - Common Warrants	152,519	$3.77	Q3 2030
Q2 2026 - Closing Warrant	100,000	$3.41	Q4 2027
	2,544,537

(1)	The exercise price for the Pre-Funded Warrants was paid upon issuance of the Pre-Funded Warrants. The exercise of the Pre-Funded Warrants will not result in additional proceeds to the Company.

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

Advisor Warrants

On June 5, 2025, the Company issued warrants to acquire up to 100,000 shares of our Common Stock (the "Advisor Warrants") to Brandon Sofer, our advisory agent (in such capacity, the "Advisory Agent"), in connection with the Advisory Agent's provision of certain treasury advisory services. The terms of the Advisor Warrants are identical to those of the Placement Agent Warrants, except that the Advisor Warrants will expire on June 5, 2028, are initially exercisable in part beginning on July 7, 2025 at a price of $3.77 per share of Common Stock, and will vest in equal installments at a rate of 1/12th (8.33%) per month, beginning on the thirty day anniversary of the issue date, for twelve months.

Manako Warrants

On May 29, 2026, the Company issued warrants to purchase up to 100,000 shares of the Company’s Common Stock, to Manako Labs, Ltd., at an exercise price of $3.41 per share (the “Closing Warrants”). The Closing Warrant will expire on November 29, 2027. In connection with potential joint development of the Company’s own subnet on the Bittensor network, the Company may issue additional warrants to Manako as follows: (i) warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $4.50 per share, issuable upon the satisfaction of certain conditions (“Tranche A Warrants”), and (ii) warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $5.50 per share, issuable upon the achievement of certain milestones (“Tranche B Warrants” and together with the Closing Warrant and Tranche A Warrants, the “Manako Warrants”).

The exercise price of each Manako Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). There is no established public trading market for the Manako Warrants, and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system. Manako may not exercise any portion of such Manako Warrants to the extent that they, together with any affiliates, would beneficially own more than 9.99%  of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company,  Manako may increase or decrease the beneficial ownership limitation, subject to a maximum of up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

In connection with the TLDA, on May 28, 2026, the Company and Manako entered into a Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which the Manako Warrants are subject to a lock-up period of six (6) months following issuance or until effective registration of the shares of Common Stock issuable upon exercise of the Manako Warrants, whichever is later, followed by twenty-four (24) months of post-lock-up trading restrictions including a daily volume cap of ten percent (10%) of average daily trading volume, a price floor of one hundred twenty percent (120%) of the relevant exercise price, and three (3) trading days’ advance notice of sales. The Lock-Up Agreement provides carve-outs from the post-lock-up trading restrictions for (i) block trades to institutional investors through a registered broker-dealer, (ii) private transfers to Manako affiliates bound by the same obligations, (iii) transfers in connection with any merger, tender offer, or similar transaction involving the Company as issuer, and (iv) sales pursuant to a Rule 10b5-1 plan established outside a blackout period.

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

As of June 30, 2026, there were 150 shares of Series F Preferred Stock issued and outstanding, and accrued dividends of $30,000.

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

The Preferred Warrants were set to expire three years from the date of issuance, or March 31, 2026, and are exercisable for cash. On March 31, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire May 15, 2026. On May 15, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire June 30, 2026. On June 30, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire September 30, 2026.

As of June 30, 2026, 30,527 Preferred Warrants remained outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions, and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2025 Annual Report. Except as set forth below, there have been no material changes to these risks during the three months ended June 30, 2026. The risks described in the 2025 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the three and six months ended June 30, 2026, and 2025, one major customer accounted for 77%, 66%, 82%, and 82% of the Company’s total consolidated revenue, respectively. The composition of our significant customers will vary from period to period, and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology, and the introduction of alternative competing products, or as a result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside our control, such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. If our customers were to experience losses due to a depository institution’s failure to return their deposits, it could expose us to an increased risk of nonpayment under our contracts with them. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of, or a reduction in sales or anticipated sales, to our most significant or several of our smaller customers could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

Our ability to realize the anticipated benefits of the TLDA depends on the continued operation of Bittensor Subnet 44, a third-party network that we do not control, and any material disruption to that network could suspend or terminate our commercial rights. The Platform that we license and distribute under the TLDA with Manako is Manako's Score AI computer vision platform, which operates on Bittensor Subnet 44, an external, third-party-operated blockchain subnet that is not controlled by us and, following certain governance actions, may not be entirely controlled by Manako either. Any prolonged disruption, deregistration, or unfavorable migration of Subnet 44 could impair the Platform's availability to us and our customers, disrupt our ability to generate Revenue Share or referral fee income, and result in impairment of the related intangible asset we carry on our balance sheet.

Our distribution rights under the TLDA are non-exclusive, and Manako's contractual commitment to preferred-partner status is limited in duration and contingent on our performance, which could allow Manako to grant competing rights to third parties. The license we hold under the TLDA to market, demonstrate, sell, and distribute the Platform in the United States and Canada is non-exclusive, non-transferable, and sublicensable only as permitted under the TLDA. While Manako has acknowledged us as its preferred commercialization partner in the Territory during the initial term of the TLDA and has agreed not to grant certain competing distribution arrangements without first offering us a right of first refusal, this preferred-partner status automatically continues into each renewal term only if we have met our minimum performance expectations under the TLDA for the immediately preceding term. If we fail to meet those performance expectations, or if Manako pursues arrangements that fall outside the specific characteristics subject to our right of first refusal, Manako could grant distribution or sublicensing rights to competitors in our Territory, which could materially impair our ability to realize the anticipated commercial benefits of the TLDA.

The commercial relationship established under the TLDA is new and unproven, has not yet generated any revenue, and our ability to realize its intended benefits is subject to significant execution risk. As of June 30, 2026, we had not recognized any revenue or associated Revenue Share cost of revenue under Customer Agreements entered into pursuant to the TLDA. The TLDA's commercial terms, including Manako's obligation to make the Platform available and our obligation to pay the Revenue Share, only became operative on May 29, 2026, when we funded the full SAFE investment amount. Our preferred commercialization partner status is not indefinite: it continues into each renewal term only if we have met minimum performance expectations under the TLDA for the preceding term, and either party may terminate the TLDA for convenience on 90 days' notice. Achievement of milestones for the Platform — which affect the service levels Manako is obligated to provide — depends on criteria such as minimum customer deployments and the absence of critical defects that are outside of our control. Because this is our first arrangement of this kind, actual commercial results could differ materially from our current expectations.

Our investment in Manako is illiquid, could result in a complete loss, and does not give us control, board representation, or voting rights over Manako's business or financing decisions. Concurrently with the TLDA, we invested $1.0 million in Manako pursuant to the SAFE, which will convert into Manako equity only upon a future qualifying equity financing, liquidity event, or dissolution event, or automatically on December 1, 2027 if none of those events has occurred by then. Because Manako is a private company for which no readily determinable fair value exists, we account for the investment under the measurement alternative in ASC 321-10-35-2, carrying it at cost of $1.0 million, subject to remeasurement only for impairment or observable price changes in orderly transactions involving similar Manako securities. Determining whether an impairment indicator exists requires significant judgment regarding Manako's cash runway, the continued operation of Subnet 44, and the occurrence of future Manako financing transactions, and there can be no assurance that we will not be required to record an impairment of some or all of this investment in future periods. If Manako is unable to complete a qualifying financing before the Longstop Date, or if it experiences a liquidity or dissolution event, our recovery may be limited to the greater of our $1,000,000 investment or its as-converted value, and there is no assurance Manako will have sufficient assets to satisfy that obligation.

We may be delisted from the Nasdaq if we fail to maintain a minimum market value of $5.0 million in listed securities. On July 22, 2026, the SEC issued an order approving Nasdaq's amendments to its continued listing standards that would require listed companies to maintain a minimum $5.0 million market value of listed securities (“MVLS”). On July 29, 2026, in response to notices received for petition for review of the delegated action and in accordance with Rule 431(e) of the SEC’s Rules of Practice, the July 22 order is stayed until the SEC orders otherwise. If the stay is lifted, and if our MVLS falls below the required threshold for 30 consecutive business days, Nasdaq staff will issue a staff delisting determination, the Company's securities will be immediately suspended from trading, and delisting procedures will commence. Shares will then, generally, begin trading on the over-the-counter market. Delisting would likely reduce the liquidity and market price of our common stock, limit investor interest, and impair our ability to raise additional capital. If our common stock were to trade on an over-the-counter market, trading volume and liquidity would likely be significantly lower. Any such delisting could have a material adverse effect on our business, financial condition, and stockholders. The market value of our listed securities depends largely on the trading price of our common stock and the number of publicly held shares, both of which are subject to market volatility and factors beyond our control. As of the filing of this Report, our MVLS was approximately $5.5 million.

Unlike certain other continued listing deficiencies, which afford companies an opportunity to submit a compliance plan or benefit from a cure period, the MVLS requirement provides no such relief. A timely request for a hearing before the Nasdaq Hearings Panel will not automatically stay the suspension of trading. The Hearings Panel may, in its discretion: a) reverse the delisting determination, only if it was made in error, or b) grant an exception for up to 180 days for the Company to demonstrate compliance with Nasdaq's initial listing standards (which are generally higher than continued listing standards). An adverse decision may be further appealed to the Nasdaq Listing and Hearing Review Council; however, there can be no assurances that an appeal would be successful.

Future issuances of equity or debt securities by us may adversely affect the market price of our Common Stock. Our authorized share capital consists of 150 million shares of Common Stock. As of the filing of this report, we had an aggregate of approximately 146.4 million shares of Common Stock authorized but unissued, and approximately 18.8 million shares of Common Stock authorized but unissued after giving effect to the exercise or conversion, as applicable, of the securities issued in the 2023 Private Placement and the 2025 Private Placement and other outstanding awards, assuming all of the shares of Series F Preferred Stock are converted into 47,835 shares of Common Stock at the conversion price of $3.77, all of the Preferred Warrants are exercised in full and the underlying shares of Series F Preferred Stock are converted into 8,097,347 shares of Common Stock at the conversion price of $3.77, all of the 8,097,347 Common Warrants issued upon the exercise of the Preferred Warrants are then exercised at an exercise price of $3.77 in exchange for 8,097,347 shares of Common Stock, all of the Common Warrants issued in the 2023 Private Placement are exercised at an exercise price of $3.41 for 1,749,527 shares of Common Stock, all of the 2023 Placement Agent Warrants issued in the 2023 Private Placement are exercised at an exercise price of $3.41 for 153,470 shares of Common Stock, all the Pre-Funded Warrants issued in 2025 Private Placement are exercised at an exercise price of $3.77 for 342,070 shares of Common Stock, all of the 2025 Placement Agent Warrants issued in the 2025 Private Placement are exercised at an exercise price of $4.71 for 99,470 shares of Common Stock, the Advisor Warrants are exercised at an exercise price of $3.77 for 100,000 shares of Common Stock, and the Manako Closing Warrants are exercised at an exercise price of $3.41 for 100,000 shares of Common Stock. Additionally, depending on the trading prices of our Common Stock, we may need to issue more or fewer shares of Common Stock in connection with the exercise of the Preferred Warrants. If we do not have the shares of Common Stock available to issue in connection with such exercises, we will be required to provide the exercising holder a buy-in of cash.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K filed on June 3, 2026).
10.1+	Technology License and Distribution Agreement, dated May 28, 2026, by and between the Company and Manako Labs Ltd. (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on June 3, 2026).
10.2	Lock-Up Agreement, dated May 29, 2026, by and between the Company and Manako Labs Ltd. (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed on June 3, 2026).
10.3	Simple Agreement for Future Equity, dated May 28, 2026, by and between the Company and Manako Labs Ltd. (incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed on June 3, 2026).
10.4+	SAFE Side Letter Agreement, dated May 28, 2026, by and between the Company and Manako Labs Ltd. (incorporated by reference to Exhibit 10.4 to the Company Current Report on Form 8-K filed on June 3, 2026).
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+Certain portions of this exhibit have been redacted in accordance with Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K under the Securities Act. The registrant hereby agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAOWEAVE, INC.

August 7, 2026	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

August 7, 2026	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)