Form 10-Q
period 2026-09-30
TaoWeave, Inc.
filed 2026-11-13
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 12, 2026, was 3,877,219.

TAOWEAVE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of TaoWeave, Inc. (“TaoWeave” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding TaoWeave’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to TaoWeave, are intended to identify forward-looking statements. These statements are based on TaoWeave’s current plans, and TaoWeave’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. TaoWeave has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2025, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2026 (the “2025 Annual Report”), under “Part II. Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026, filed with the SEC on May 15, 2026 and August 7, 2026, respectively (together, the “2026 Quarterly Reports”). TaoWeave undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to TaoWeave or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: the Company's plans to explore partnerships within the Bittensor ecosystem, the Company's plans to commercialize the Platform of Manako Labs Ltd. (“Manako”) in the Territory (each as defined below), demand for our product offerings, future revenues, expenses, capital expenditures and cash flows; our ability to fund operations and continue as a going concern; our liquidity projection; expectations regarding adjustments to our cost of revenue and other operating expenses; the future exercise of warrants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about the ongoing performance of our Managed Services business; statements relating to market need and evolution of the industry, our solutions and our service platforms; our beliefs about employee relations; adequacy of our internal controls; and statements regarding our information systems and ability to prevent cybersecurity incidents.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to raise capital in one or more debt and/or equity offerings in order to fund operations or any growth initiatives, and our ability to continue as a going concern;
•

the impact of conversions of our Series F Preferred Stock to Common Stock, exercises of the Preferred Stock Warrants, Common Warrants, and Pre-Funded Warrants (as defined below), and sales of the underlying shares;

•	the rewards and costs of staking transactions on blockchains;
•	fluctuations in the price of our digital assets;
•	potential decreases in the value of our digital assets and rewards;
•	risks related to the loss or theft of private withdrawal keys, resulting in the complete loss of digital assets and rewards;
•	the ongoing performance of our Managed Services business;
•	our ability to grow revenue;
•	our ability to build a commercial organization and generate revenue in the Territory for the Platform;
•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;
•	increases in labor costs;
•	our ability to attract and retain highly skilled personnel;
•	our reliance on open-source software and technology;
•	use of cash related to potential repurchases under our Stock Repurchase Program;
•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and
•	our management’s ability to execute its plans, strategies, and objectives for future operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAOWEAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares, par value, and stated value)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,027	$2,258
Digital assets	3,764	5,395
Accounts receivable, net	143	138
Prepaid expenses and other current assets	246	424
Total current assets	7,180	8,215
Intangible assets, net	53	—
Manako Labs, Ltd. investment	1,000	—
Other assets	3	4
Total assets	$8,236	$8,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179	$112
Accrued expenses and other current liabilities	1,026	1,061
Deferred revenue	—	13
Total current liabilities	1,205	1,186
Total liabilities	1,205	1,186
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock Series F, convertible; $0.0001 par value; $1,000 stated value per share; 42,000 shares authorized, 150 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized, 3,877,408 shares issued, and 3,877,219 outstanding as of September 30, 2026 and 3,327,399 shares issued, and 3,327,210 shares outstanding as of December 31, 2025	—	—
Treasury stock, 189 common shares	(181)	(181)
Additional paid-in capital	245,891	245,843
Accumulated deficit	(238,679)	(238,629)
Total stockholders’ equity	7,031	7,033
Total liabilities and stockholders’ equity	$8,236	$8,219

See accompanying notes to condensed consolidated financial statements.

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$513	$601	$1,742	$1,815
Cost of revenue	290	357	775	1,095
Gross profit	223	244	967	720

Operating expenses:
Research and development	—	3	—	8
Sales and marketing	—	—	7	14
General and administrative	694	1,043	2,831	2,875
Total operating expenses	694	1,046	2,838	2,897
Operating loss	(471)	(802)	(1,871)	(2,177)
Other income (expense), net
Interest income, net	5	29	24	103
Realized loss on digital assets, net	(475)	—	(589)	—
Unrealized gain (loss) on digital assets, net	2,484	(1,517)	2,387	(1,486)
Total other income (expense), net	2,014	(1,488)	1,822	(1,383)
Income (loss) before income taxes	1,543	(2,290)	(49)	(3,560)
Income tax expense	—	—	1	7
Net income (loss)	1,543	(2,290)	(50)	(3,567)
Preferred stock dividends	4	4	12	29
Net income (loss) attributable to common stockholders	$1,539	$(2,294)	$(62)	$(3,596)

Net income (loss) attributable to common stockholders per share:
Basic net income (loss) attributable to common shares holders per share	$0.39	$(0.74)	$(0.02)	$(1.76)
Diluted net income (loss) attributable to common shareholders per share	$0.39	$(0.74)	$(0.02)	$(1.76)
Weighted-average number of shares of Common Stock:
Basic	3,913,471	3,101,231	3,913,471	2,049,441
Diluted	3,913,471	3,101,231	3,913,471	2,049,441

See accompanying notes to condensed consolidated financial statements.

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2026

(In thousands, except shares data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Treasury Stock
							Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance on December 31, 2025	150	$—	3,327,399	$—	189	$(181)	$245,843	$(238,629)	$7,033
Net income	—	—	—	—	—	—	—	1,697	1,697
Series F Preferred Stock dividends	—	—	—	—	—	—	(4)	—	(4)
Balance on March 31, 2026	150	—	3,327,399	—	189	(181)	245,839	(236,932)	8,726
Net loss	—	—	—	—	—	—	—	(3,290)	(3,290)
Closing warrant issuance	—	—	—	—	—	—	60	—	60
Pre-Funded warrant exercise	—	—	244,191	—	—	—	—	—	—
Series F Preferred Stock dividends	—	—	—	—	—	—	(4)	—	(4)
Balance on June 30, 2026	150	—	3,571,590	—	189	(181)	245,895	(240,222)	5,492
Net income	—	—	—	—	—	—	—	1,543	1,543
Pre-Funded warrant exercise	—	—	305,818	—	—	—	—	—	—
Series F Preferred Stock dividends	—	—	—	—	—	—	(4)	—	(4)
Balance on September 30, 2026	150	$—	3,877,408	$—	189	$(181)	$245,891	$(238,679)	$7,031

TAOWEAVE, INC.

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

TAOWEAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(50)	$(3,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recovery	—	(18)
Amortization expense	7	—
Stock-based expense	166	84
Non-cash revenue from digital assets	(257)	(99)
Non-cash expenses from digital assets	14	—
Unrealized net (gain) loss on digital assets	(2,387)	1,486
Realized net loss on sale of digital assets	589	—
Changes in operating assets and liabilities:
Accounts receivable	(5)	192
Prepaid expenses and other current assets	12	(158)
Other assets	1	2
Accounts payable	67	57
Accrued expenses and other current liabilities	(47)	(238)
Deferred revenue	(13)	(12)
Net cash used in operating activities	(1,903)	(2,271)
Cash flows from investing activities:
Purchases of digital assets	(506)	(8,000)
Proceeds from the sale of digital assets	4,178	—
Investment in Manako Labs, Ltd.	(1,000)	—
Net cash provided by (used in) investing activities	2,672	(8,000)
Cash flows from financing activities:
Proceeds from private placement, net of issuance costs	—	6,888
Proceeds from exercise of common stock warrants, net of costs	—	1,639
Proceeds from exercise of preferred stock warrants, net of costs	—	516
Net cash provided by financing activities	—	9,043
Increase (decrease) in cash	769	(1,228)
Cash and cash equivalents at beginning of period	2,258	4,965
Cash and cash equivalents at end of period	$3,027	$3,737

Supplemental disclosures of cash flow information:

Reconciliation of cash and cash equivalents
Cash	$3,027	$3,237
Certificates of deposit	—	500
Total cash and cash equivalents	$3,027	$3,737

Non-cash investing and financing activities:
Common warrant issuance	$60	$335
Series F Preferred Stock conversion	$—	$39
Series F Preferred Stock dividends	$12	$29

See accompanying notes to condensed consolidated financial statements.

TAOWEAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2026

(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

TaoWeave, Inc. ("TaoWeave" or the "Company") was formed as a Delaware corporation in May 2000.

TaoWeave is focused on the Bittensor ecosystem, a decentralized, open-source protocol that coordinates the development and deployment of artificial intelligence (“AI”) models. The Company's principal asset is TAO, Bittensor’s native cryptocurrency, which the Company accumulates and stakes on the Bittensor network to generate yield in the form of additional TAO tokens. The Company's goal is to provide public-market investors with economic exposure to the Bittensor ecosystem. The Company also operates legacy businesses including managed services for network solutions and video collaboration and collaboration products. The Company also plans to build an AI commercialization platform focused on identifying, investing in, and scaling emerging AI technologies, including our partnership with Manako Labs Ltd. ("Manako") (see further discussion below).

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of TaoWeave and the Company's 100%-owned subsidiaries (i) GP Communications, LLC (“GP Communications”), whose business function is to provide interstate telecommunications services for regulatory purposes, and (ii) Oblong Industries, Inc. All intercompany balances and transactions have been eliminated in consolidation. The U.S. dollar is the functional currency for all subsidiaries.

Cash and Cash Equivalents

As of September 30, 2026, the Company's total cash balance of $3,027,000 is available. As of December 31, 2025, the Company's total cash balance of $2,258,000 was available, including $500,000 held in short-term certificates of deposit with MidFirst Bank. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Stock-Based Expense

In June 2025, the Company granted warrants to an advisor related to digital assets. See Note 8 - Capital Stock for further information. The total stock-based cost of these warrants is $335,000, which was expensed ratably over the twelve-month original life of the contract and the vesting period of the warrants. These warrants were fully expensed as of June 30, 2026; therefore, no expense was recorded for the three months ended September 30, 2026. During the nine months ended September 30, 2026, $166,000 was recorded as stock-based advisory fees in general and administrative expense. During the year ended December 31, 2025, $169,000 was recorded as stock-based advisory fees in general and administrative expense, and as of September 30, 2026, no expense remains to be recognized.

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

Use of Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. The Company continually evaluates the reasonableness of estimates used in the preparation of the Company's consolidated financial statements. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining estimated credit losses, the inputs used to determine the fair value of equity-based awards, the fair value of the investment in Manako Labs, Ltd., and the fair value of digital assets.

Significant Accounting Policies

The significant accounting policies used in the preparation of these Condensed Consolidated Financial Statements are disclosed in the Company's 2025 Annual Report, and there have been no changes, other than those listed below, to the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

Investment in Manako Labs, Ltd. ("Manako"). Because Manako is a private company and no readily determinable fair value exists for our SAFE investment (as defined in Note 5 - Investment in Manako Labs Ltd.), we account for it under the measurement alternative in ASC 321-10-35-2, at cost of $1.0 million, less impairment, if any, adjusted for any observable price changes in orderly transactions for identical or similar Manako securities. Determining whether an impairment indicator exists and the amount of any impairment or upward adjustment requires significant judgment, including with respect to Manako’s cash runway, the continued operation of Bittensor Subnet 44, and the occurrence of any future Manako financing transactions that could serve as an observable price input. No impairment was determined to exist during the three and nine months ended September 30, 2026. See Note 5 - Investment in Manako Labs Ltd. for further information.

Intangible Assets. The Company records intangible assets when it acquires, or is granted, a contractual or other legal right to an identifiable, non-monetary asset that lacks physical substance, including licenses, distribution and commercialization rights, permits, and similar arrangements. Intangible assets are initially recorded at cost or, where acquired other than for cash, at the fair value of the consideration given or the asset received, whichever is more clearly determinable, consistent with ASC 350-30 and, where applicable, ASC 718 or ASC 805. The Company’s intangible assets to date have finite useful lives. The Company amortizes finite-lived intangible assets on a straight-line basis over their estimated useful lives, which management determines based on the contractual or legal term of the underlying arrangement (including expected renewals where appropriate), the period over which the asset is expected to contribute to future cash flows, and any other pertinent factors, such as the level of required maintenance expenditures and the effects of obsolescence, demand, competition, and industry conditions. The Company does not currently hold any intangible assets with indefinite useful lives. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable, in accordance with ASC 360-10-35. Impairment indicators the Company considers include significant underperformance of the underlying arrangement relative to expectations, a significant adverse change in the manner in which an asset is used, the likelihood of early termination of a related contract, or significant negative industry or economic trends. If such indicators are present, the Company compares the carrying amount of the asset to the sum of the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount exceeds those undiscounted cash flows, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds the asset’s fair value, with fair value generally estimated using a discounted cash flow or other applicable valuation technique. The Company reassesses the remaining useful life of each intangible asset each reporting period and, if its estimate of the remaining period of benefit changes, accounts for the change prospectively as a change in accounting estimate, adjusting the periodic amortization charge over the revised remaining useful life.

Valuation of the Closing Warrant and useful life of the related intangible asset. We measured the Closing Warrant (as defined in Note 6) issued to Manako at its grant-date fair value of $60,000 using the Black-Scholes option-pricing model, which requires management to select assumptions for expected volatility, the risk-free interest rate, and the expected term. We capitalized this amount as an intangible commercialization and licensing rights asset because it represents consideration for a multi-period contractual right rather than a currently consumed good or service, and we are amortizing it on a straight-line basis over an estimated three-year useful life based on the License Term (as defined herein) and renewal expectations. During the three and nine months ended September 30, 2026, the Company recorded amortization expense of $5,000 and $7,000, respectively, and no impairment was identified. See Note 6 - Intangible Asset for further information.

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

Principal versus agent determination. We evaluated our role in Customer Agreements entered into under the TLDA (as defined in Note 5 - Investment in Manako Labs Ltd.) and concluded we act as principal, based on our control over pricing (within Manako’s pricing floor), primary responsibility for customer fulfillment and first-level support, and discretion in setting price, in accordance with ASC 606-10-55-36 through 55-40. This conclusion required judgment, and a different conclusion would result in Net Revenue (as defined in Note 10) being presented net of the Revenue Share (as defined in Note 10) rather than gross, with a corresponding decrease in both revenue and cost of revenue but no effect on gross profit or net loss. As of September 30, 2026, the Company has not recognized any revenue or associated Revenue Share cost of revenue under Customer Agreements entered into pursuant to the TLDA. See Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement for further information.

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

Note 2 - Liquidity

As of September 30, 2026, the Company had $3,027,000 in cash and cash equivalents, $3,764,000 in digital assets, and working capital of $5,975,000. For the nine months ended September 30, 2026, the Company recorded a net loss of $50,000, generated net cash of $2,672,000 from investing activities, and used net cash of $1,903,000 in operating activities.

The Company believes its existing cash and cash equivalents, and the fair value of its TAO tokens (if converted to cash), will be sufficient to fund the Company's operations and meet the Company's working capital requirements for at least the next twelve months from the date of this Report.

Note 3 - Digital Assets

The Company's Cryptocurrency Asset Strategy

The Company's current primary cryptocurrency activity is accumulating and staking TAO, and the Company allocates substantial portions of its available cash to purchase TAO. While our strategy is to accumulate and hold TAO over the long term, we may, from time to time, sell a portion of our TAO holdings to fund operating expenses or otherwise manage the Company's cash and liquidity position. The amount and timing of future sales will depend on our operating cash needs, prevailing TAO market prices, and our assessment of market liquidity conditions at the time. As of September 30, 2026 and December 31, 2025, approximately 46% and 66% of the Company's total assets (including cash) were held in TAO, respectively. The Company intends to continue allocating substantial portions of its excess cash to TAO without a formal cap on the percentage of assets invested in TAO.

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

The Company recorded net unrealized gains of $2,484,000 and $2,387,000 for the three and nine months ended September 30, 2026, respectively. The Company recorded unrealized net losses of $1,517,000 and $1,486,000 for the three and nine months ended September 30, 2025, respectively. These gains and losses are recorded in other (expense) income on the Condensed Consolidated Statement of Operations.

As of September 30, 2026, the Company held approximately 12,519.27 TAO tokens with an approximate fair value of $3,764,000.

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

As of September 30, 2026 and December 31, 2025, all of the Company's TAO token holdings were staked. The Bittensor protocol does not impose lock-up periods or unbonding delays; as of September 30, 2026, all of the Company's staked TAO could be unstaked and transferred without protocol-enforced waiting periods. The Company does not currently engage in direct subnet mining or validation, but may explore such activities in the future.

Staking yields are variable and depend on several factors, including validator performance, total network stake, and the dynamics of the specific subnets to which the Company's TAO is delegated. The following tables summarize the Company's staking rewards for the three and nine months ended September 30, 2026, and 2025 (in thousands except for tokens):

	For the Three Months Ended September 30,
	2026		2025
Asset	Token Rewards, net	Revenue, net ($USD)	Token Rewards	Revenue ($USD)
TAO	347.26	$66	273.84	$97

	For the Nine Months Ended September 30,
	2026		2025
Asset	Token Rewards, net	Revenue, net ($USD)	Token Rewards	Revenue ($USD)
TAO	1,076.23	$257	280.41	$99

The Company's cost of revenue for digital assets consists of custodian fees and advisor fees on its staked digital assets. For the three and nine months ended September 30, 2026, the Company recorded cost of revenue of $19,000 and $31,000, related to digital asset staking, respectively, resulting in gross profits of $47,000 and $226,000, respectively, or 71% and 88%, respectively. The following table summarizes the Company's cost of revenue for the three and nine months ended September 30, 2026, and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Cost	2026	2025	2026	2025
Cash Transaction Fees	$1	$2	$5	$3
Non-cash Transaction Fees	14	-	14	-
Advisory fees related to staking	4	6	12	6
	$19	$8	$31	$9

During the nine months ended September 30, 2026, the Company purchased 1,900.00 tokens for $506,000. There were no tokens purchased during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company purchased 16,516.91 and 21,541.62 tokens for $6,350,000 and $8,000,000, respectively.

During the three and nine months ended September 30, 2026, the Company sold 11,103.62 and 15,062.85 tokens for cash proceeds of $3,006,000 and $4,178,000, respectively. The Company recognized realized losses on the sale of TAO tokens of $475,000 and $589,000 for the three and nine months ended September 30, 2026, respectively. These losses are recorded in other (expense) income on the Condensed Consolidated Statement of Operations. No tokens were sold during the three and nine months ended September 30, 2025, and no realized gains or losses were recorded.

The following tables summarize disposition activity for the three and nine months ended September 30, 2026 (in thousands except for tokens):

	For the Three Months Ended September 30, 2026
Asset	Tokens Sold	Proceeds $USD	Cost $USD	Realized Net Loss
TAO	11,103.62	$3,006	3,481	$(475)

	For the Nine Months Ended September 30, 2026
Asset	Tokens Sold	Proceeds $USD	Cost $USD	Realized Net Loss
TAO	15,062.85	$4,178	4,767	$(589)

The following table summarizes the Company's digital asset activity for the year ended December 31, 2025, and the three and nine months ended September 30, 2026. The fair value is presented as of  September 30, 2026 (in thousands except for tokens):

	TAO Tokens	$USD
Digital asset balance on December 31, 2024	—	$—
TAO Token Purchases	24,127.62	8,736
TAO Staking Rewards	543.96	186
Non-Cash Fees	(6.14)	(8)
Unrealized Net Loss on Fair Value Remeasurement	—	(3,519)
Digital asset balance on December 31, 2025	24,665.44	5,395
TAO Token Purchases	1,900.00	506
TAO Staking Rewards	1,076.23	257
TAO Token Sales	(15,062.85)	(4,767)
TAO Token Fees	(59.55)	(14)
Unrealized Net Gain on Fair Value Remeasurement	—	2,387
Digital asset balance on September 30, 2026	12,519.27	$3,764

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid expenses	$28	$204
Prepaid insurance	172	121
Other current assets	29	58
Prepaid software licenses	17	41
Prepaid expenses and other current assets	$246	$424

As of September 30, 2026, and December 31, 2025, the Company's Digital Assets segment had zero and  $168,000 in prepaid expenses, respectively. These prepaid expenses were related to unamortized stock-based advisor expenses.

As of September 30, 2026, and December 31, 2025, the Company's Managed Services segment had prepaid expenses of  $20,000 and  $15,000, respectively. These prepaid expenses primarily consisted of licensing expenses.

As of September 30, 2026, and December 31, 2025, the Company's Collaboration Products segment had  $1,000 and  $7,000 in prepaid expenses, respectively. These prepaid expenses primarily consisted of software licenses.

As of September 30, 2026, and December 31, 2025, the Company's unallocated prepaid expenses were  $225,000 and $234,000, respectively. These prepaid expenses were primarily attributable to insurance and software licenses. As of September 30, 2026, the amount also included expenses related to the filing of a registration statement, and as of December 31, 2025, the amount also included personnel expenses due to the timing of payroll.

Note 5 - Investment in Manako Labs Ltd.

On May 28, 2026, the Company entered into a Technology License and Distribution Agreement (the “TLDA”) with Manako, a company organized under the laws of England and Wales. The TLDA establishes an integration partnership that combines Manako’s Score AI computer vision platform operating on Bittensor Subnet 44 and related technologies with the Company’s North American enterprise relationships, commercial infrastructure, and public market credibility. See Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement for further discussion on the TLDA.

Concurrently with the TLDA, the Company entered into a Simple Agreement for Future Equity (the “SAFE”) pursuant to which the Company invested $1.0 million in Manako (the “Manako Investment”), and a related SAFE Side Letter Agreement (the "SAFE Side Letter Agreement") providing the Company with certain information, key-person notice, and pro rata investment rights. The TLDA’s commercial terms, including Manako’s platform-availability obligations and the Company's revenue-share payment obligations, did not become operative until the Company funded the full SAFE investment amount, which occurred on May 29, 2026 (the “Commercial Commencement Date”).

Under the SAFE, upon a future qualifying equity financing by Manako, the SAFE will automatically convert into shares of Manako capital stock at a conversion price equal to the lesser of (i) $40,000,000 divided by the number of shares of Manako outstanding immediately prior to such financing on a fully diluted basis, or (ii) 80% of the lowest price per share paid by investors in such financing (i.e., a 20% discount), whichever results in the greater number of shares issued to the Company. The SAFE also entitles the Company to a liquidation-preference-like payment upon a liquidity or dissolution event equal to the greater of the Company’s $1,000,000 investment or its as-converted value, and will automatically convert into Manako ordinary shares on December 1, 2027 (the “Longstop Date”) if no equity financing, liquidity event, or dissolution event has occurred before that date. Pursuant to the SAFE Side Letter Agreement, Manako granted the Company certain information rights, notice rights regarding changes to Manako’s key personnel, and the right to subscribe for its pro rata share of shares issued in Manako’s next equity financing.

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

Accordingly, the Company has accounted for the Manako Investment as an equity security without a readily determinable fair value under ASC 321-10-35-2 (the “measurement alternative”). The Manako Investment is initially measured at cost and is subsequently remeasured only for (a) impairment and (b) observable price changes in orderly transactions for identical or similar Manako securities. As of September 30, 2026, the carrying value of the Manako Investment was $1,000,000, and the Company had not identified any observable price changes or indicators of impairment. The Company will continue to monitor Manako’s cash runway, financing activity, and the operational status of the Bittensor Subnet 44 network on which Manako’s platform depends, for indicators of impairment or observable transactions that require remeasurement in future periods. The Manako Investment is included as an equity investment on the Company’s Condensed Consolidated Balance Sheet.

Note 6 - Intangible Asset

In connection with the TLDA described in Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement, on the Commercial Commencement Date, the Company issued Manako a warrant to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share ("Common Stock"), at an exercise price of $3.41 per share, exercisable at any time through November 29, 2027 (the “Closing Warrant”). The Closing Warrant was issued to Manako, a non-employee business counterparty, in exchange for TaoWeave’s designation as Manako’s preferred commercialization partner in the Territory and the associated distribution and business-referral rights under the TLDA, rather than for cash. The Company evaluated the Closing Warrant under the indexation and equity-classification guidance in ASC 815-40-15 and 815-40-25 and concluded it is equity-classified: it is settleable in a fixed number of shares for a fixed exercise price (subject only to customary anti-dilution adjustments that do not preclude equity classification), is subject to a 9.99% beneficial ownership blocker, and the Company is not required to net-cash-settle the warrant.

Because the award was issued to a non-employee in exchange for rights received rather than for cash, the Company measured the Closing Warrant at its grant-date fair value under ASC 718-10 (as amended by ASU 2018-07), using the Black-Scholes option-pricing model with the following assumptions: TaoWeave’s quoted closing stock price of $1.36 on May 29, 2026; an exercise price of $3.41; a contractual term through November 29, 2027; expected volatility of 142.8%; a risk-free interest rate of 3.89%; and no expected dividends. The resulting grant-date fair value of $60,000 was capitalized as an intangible asset, “Commercialization and Licensing Rights,” because it represents consideration for an identifiable, multi-period contractual right — preferred-partner status, referral and market-development-fee rights, and license rights extending through License Term (as defined herein) — rather than for day-one goods or services.

Management's best estimate of the useful life of this intangible asset is three years, and the asset will be amortized on a straight-line basis. Amortization began in June 2026 and is recorded within general and administrative expense on its Condensed Consolidated Statement of Operations.

Amortization expense was $5,000 and $7,000 for the three and nine months ended September 30, 2026, respectively. Based on the carrying amount as of September 30, 2026, the Company expects to record future amortization expense of approximately $5,000 for the remainder of 2026, $20,000 for each of the years ending December 31, 2027 and 2028, and $8,000 for the year ending  December 31, 2029, and will reassess the asset for impairment if events or circumstances indicate its carrying amount may not be recoverable, including in the event of a Subnet Disruption Event (as defined and discussed in Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement) or termination of the TLDA.

Contingent Tranche A and Tranche B warrants. The TLDA also contemplates the issuance of up to 200,000 additional warrants to Manako — 100,000 at a $4.50 exercise price (the “Tranche A Warrants”) and 100,000 at a $5.50 exercise price (the “Tranche B” Warrants) — in consideration for Manako’s advisory support of a potential future Company-operated Bittensor subnet. Under ASC 718-10-25-5 through 25-19, a grant date does not occur until there is a mutual understanding of the key terms of an award and the recipient’s compensation begins to be affected by changes in the issuer’s stock price. Because the scope of Manako’s advisory services remains to be defined in a statement of work that has not yet been executed, and because the Company retains sole discretion over whether to pursue the underlying subnet initiative at all, the Company concluded that no grant date had occurred for the Tranche A Warrants or Tranche B Warrants as of September 30, 2026. Accordingly, no compensation cost or equity has been recognized for these contingent warrants. The Company will reassess this conclusion each reporting period and will recognize the awards at fair value beginning when a statement of work is executed, and the ASC 718 grant-date criteria are satisfied.

Note 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Compensation costs	$699	$324
Customer deposits	—	95
Professional fees	94	79
Taxes and regulatory fees	27	367
Accrued rent	170	170
Accrued dividends on Series F Preferred Stock	34	22
Other accrued expenses and liabilities	2	4
Accrued expenses and other liabilities	$1,026	$1,061

As of September 30, 2026, and December 31, 2025, the Company's Digital Assets segment had accrued expenses of $19,000 and $21,000, respectively. These expenses were related to advisory fees.

As of September 30, 2026, and December 31, 2025, the Company's Managed Services segment had accrued expenses and other current liabilities of $11,000. These expenses consisted primarily of accrued taxes and regulatory fees.

As of September 30, 2026, and December 31, 2025, accrued expenses and other current liabilities for the Company's Collaboration Products segment were $170,000 and $269,000, respectively. These amounts primarily consisted of rent expenses and customer deposits.

Unallocated accrued expenses were $826,000 and $760,000 as of September 30, 2026, and December 31, 2025, respectively. Unallocated accrued expenses consisted primarily of compensation expenses, professional service expenses, accrued dividends, and corporate franchise taxes.

Note 8 - Capital Stock

Common Stock

The Company’s common stock, par value $0.0001 per share ("Common Stock"), is listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “TWAV.” As of September 30, 2026, we had 150,000,000 shares of Common Stock authorized, with 3,877,408 and 3,877,219 shares issued and outstanding, respectively.

On April 17, 2025, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $500,000 of Common Stock. The Stock Repurchase Program has no expiration date. As of the filing of this Report, the Company has not repurchased any shares of Common Stock and has $500,000 remaining under the Stock Repurchase Program.

During the three and nine months ended September 30, 2026, 305,818 and 550,009 shares of Common Stock were issued upon exercise of warrants to purchase shares of Common Stock, respectively. Please see below for more information on warrants for common shares.

During the three and nine months ended September 30, 2025, 1,399,992 and 1,804,856 shares of Common Stock were issued upon exercise of warrants to purchase shares of Common Shares, respectively, and 212,454 and 257,617 shares of Common Stock were issued upon the conversion of Series F Preferred Stock, respectively. Please see below for more information on warrants for common shares and see Note 9 - Preferred Stock for more information on Series F Preferred Stock Conversions.

Common Stock activity for the year ended December 31, 2025 and the nine months ended September 30, 2026, is presented below.

Issued Shares as of December 31, 2024	1,144,926
Issuances from Common Warrant exercises	521,725
Issuances from Preferred Stock conversions	257,617
Issuances from Pre-Funded Warrant exercises	1,403,131
Issued Shares as of December 31, 2025	3,327,399
Issuances from Pre-Funded Warrant exercises	550,009
Issued Shares as of September 30, 2026	3,877,408
Less Treasury Shares:	(189)
Outstanding Shares as of September 30, 2026	3,877,219

Common Stock Warrants

Common Warrants

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company issued and sold, in a private placement transaction (the “2023 Private Placement”) (i) shares of the Company’s Series F convertible preferred stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (“Preferred Warrants”) to acquire shares of Series F Preferred Stock (the “Warrant Preferred Shares”) and (iii) common warrants (“Common Warrants”), to acquire shares of Common Stock. The 2023 Private Placement closed on March 31, 2023. The Common Warrants have a term of five years from the date that is six months and one day from the date of issuance. Pursuant to the terms of the 2023 Purchase Agreement, additional Common Warrants were issued in 2024 and 2025. The Common Warrants are currently exercisable at $3.41 per share, and a cash fee of 8% of the proceeds is payable to the Placement Agent (defined below) upon exercise.

During the three and nine months ended September 30, 2025, 152,519 additional Common Warrants were issued pursuant to the terms of the Preferred Stock Warrants. Please see Note 9 - Preferred Stock for more information.

During the three and nine months ended September 30, 2025, Common Warrants to purchase 116,861 and 521,725 shares of Common Stock, respectively, were exercised at $3.41 per share. The Company received gross proceeds of $399,000 and $1,781,000, respectively, and net proceeds of $367,000 and $1,639,000, respectively. There was no Common Warrant activity during the three and nine months ended September 30, 2026.

2023 Placement Agent Warrants

In connection with the 2023 Private Placement, pursuant to an Engagement Letter dated March 30, 2023 (the “Engagement Letter”), between the Company and Dawson James Securities Inc. (the “Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the 2023 Private Placement, and (ii) grant to the Placement Agent warrants (the “2023 Placement Agent Warrants”) to purchase shares of Common Stock. The 2023 Placement Agent Warrants have the same terms and conditions as the Common Warrants issued in the 2023 Private Placement. As of September 30, 2026, no 2023 Placement Agent Warrants had been exercised, and 2023 Placement Agent Warrants to purchase up to 153,470 shares of Common Stock are issued and outstanding.

Advisor Warrants

On June 5, 2025, the Company issued warrants to purchase 100,000 shares of Common Stock to an Advisor (the "Advisor Warrants"), in connection with the provision of certain treasury advisory services. The Advisor Warrants vested in equal monthly installments of 1/12 (8.33%) per month, beginning on the thirty-day anniversary of the issue date, for twelve months. As of September 30, 2026, all 100,000 Advisor Warrants have vested, and none have been exercised. The Advisor Warrants expire on June 5, 2028, and vested warrants are exercisable at a price of $3.77 per share.

Pre-Funded Warrants

On June 6, 2025, the Company entered into a securities purchase agreement, dated as of June 5, 2025 (the “2025 Purchase Agreement”), pursuant to which the Company issued pre-funded warrants to acquire up to 1,989,392 shares of its Common Stock (the “Pre-Funded Warrants") in exchange for gross and net proceeds to the Company of approximately $7.5 million and $6.9 million, respectively, after deducting placement agent fees of $375,000 and other offering expenses of $237,000 payable by the Company. The exercise price upon exercise of each Pre-Funded Warrant is $0.0001 per share of Common Stock, with an aggregate exercise price of $3.77 per share of Common Stock, of which $3.7699 per share of Common Stock was paid by the holders at the closing on June 10, 2025. During the three and nine months ended September 30, 2026, 305,818 and 550,009  Pre-Funded Warrants were exercised, respectively;  1,283,131 Pre-Funded Warrants were exercised during the three and nine months ended September 30, 2025.

2025 Placement Agent Warrants

On June 10, 2025, pursuant to the 2025 Purchase Agreement, the Company issued warrants to purchase shares of Common Stock to the Placement Agent (the "2025 Placement Agent Warrants"). The 2025 Placement Agent Warrants are exercisable immediately upon issuance. The terms of the 2025 Placement Agent Warrants are substantially the same as those of the Pre-Funded Warrants, except that the 2025 Placement Agent Warrants will expire on June 10, 2030, and are exercisable at a price of $4.71 per share. As of September 30, 2026, no 2025 Placement Agent Warrants have been exercised, and 2025 Placement Agent Warrants to purchase up to 99,470 shares of Common Stock are issued and outstanding.

Manako Warrants

On May 29, 2026, in connection with the SAFE discussed in Note 5 - Investment in Manako Labs Ltd., and the TLDA discussed in Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement, the Company issued Manako the Closing Warrant to purchase up to 100,000 shares of Common Stock, at an exercise price of $3.41 per share.

In connection with potential joint development of the Company’s own subnet on the Bittensor network, the Company may issue additional warrants to Manako as follows: (i) the Tranche A Warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $4.50 per share, issuable upon the satisfaction of certain conditions, and (ii) the Tranche B Warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $5.50 per share, issuable upon the achievement of certain milestones (together with the Closing Warrant, the “Manako Warrants”).

The exercise price of each Manako Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). There is no established public trading market for the Manako Warrants, and the Company does not intend to list the Manako Warrants on any national securities exchange or nationally recognized trading system.

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

The Manako Warrants and the shares of Common Stock underlying the Manako Warrants (the “Warrant Shares”) have not been registered under the Securities Act. Pursuant to the TLDA, the Company, within 180 days of May 28, 2026, must file a registration statement for the resale of the Warrant Shares. The Company must use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable thereafter and to keep such registration statement effective at all times until no Manako Warrants or Manako Warrant Shares are outstanding.

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

Outstanding warrants for Common Stock, as of September 30, 2026, are presented below.

Issue Date and Description	Warrants Outstanding	Exercise Price	Expiration Date
Q1 2023 - Common Warrants	1,206,049	$3.41	Q3 2028
Q1 2023 - Placement Agent Warrants	153,470	$3.41	Q3 2028
Q2 2024 - Common Warrants	390,959	$3.41	Q4 2029
Q2 2025 - Advisor Warrants	100,000	$3.77	Q2 2028
Q2 2025 - 2025 Placement Agent Warrants	99,470	$4.71	Q2 2030
Q2 2025 - Pre-Funded Warrants (1)	36,252	$3.77	Q2 2030
Q3 2025 - Common Warrants	152,519	$3.77	Q3 2030
Q2 2026 - Closing Warrant	100,000	$3.41	Q4 2027
	2,238,719

(1)	The exercise price for the Pre-Funded Warrants was paid upon issuance. The exercise of the Pre-Funded Warrants will not result in additional proceeds to the Company.

Common warrant activity for the year ended December 31, 2025 and the nine months ended September 30, 2026 is presented below.

	Outstanding and Exercisable
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2024	2,272,203	$3.41
Granted	2,341,381	$3.81
Exercised	(1,924,856)	$3.67
Warrants outstanding and exercisable, December 31, 2025	2,688,728	$3.57
Granted	100,000	$3.41
Exercised	(550,009)	$3.77
Warrants outstanding and exercisable, September 30, 2026	2,238,719	$3.55

Treasury Shares

The Company maintains treasury stock for the Common Stock shares repurchased when withholding shares to cover taxes on equity award transactions. There were no treasury stock transactions during the three and nine months ended September 30, 2026, or the year ended December 31, 2025.

Note 9 - Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2026, the Company had 42,000 shares of Series F Preferred Stock ("Series F Preferred Shares") authorized and 150 shares issued and outstanding.

Series F Preferred Stock

The terms of the Series F Preferred Stock are as set forth in the Certificate of Designations of Series F Preferred Stock of TaoWeave, Inc. (formerly known as Oblong, Inc.) (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The 2023 Private Placement closed on March 31, 2023, in exchange for gross and net proceeds of $6,386,000 and $5,364,000, respectively. The financing fees under the 2023 Purchase Agreement totaled $1,022,000.

The Series F Preferred Shares are convertible into fully paid and non-assessable shares of Common Stock at the election of the holder at any time at the current conversion price of $3.77 (the "Conversion Price"). The holders of the Series F Preferred Shares may also elect to convert their shares at an alternative conversion price equal to the lower of (i) 80% of the applicable Conversion Price as in effect on the date of the conversion, (ii) 80% of the closing price on the trading day immediately preceding the delivery of the conversion notice, and (iii) the greater of (a) the Floor Price (as defined in the Certificate of Designations) and (b) the quotient of (x) the sum of the five lowest Closing Bid Prices (as defined in the Certificate of Designations) for trading days in the 30 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable Conversion Notice, divided by (y) five. The Conversion Price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock and subject to price-based adjustment on a full ratchet basis in the event of any issuances of our common stock, or securities convertible, exercisable, or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

Under the Certificate of Designations, shares of the Series F Preferred Shares have an initial stated value of $1,000 per share (the “Stated Value”). The holders of the Series F Preferred Shares are entitled to dividends of 9% per annum, payable quarterly in arrears. Accrued dividends may be paid, at our option, in cash, and if not paid, shall increase the stated value of the Series F Preferred Shares. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series F Preferred Stock will accrue dividends at the rate of 20% per annum (the “Default Rate”). The Series F Preferred Stock has no voting rights, other than with respect to certain matters affecting the rights of the Series F Preferred Stock. On matters with respect to which the holders of the Series F Preferred Stock have a right to vote, holders of the Series F Preferred Shares will have voting rights on an as-converted basis.

Our ability to settle conversions is subject to certain limitations set forth in the Certificate of Designations. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series F Preferred Shares.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, (i) the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the registration rights agreement entered into concurrently with the 2023 Purchase Agreement, (ii) the failure to pay any amounts due to the holders of the Series F Preferred Shares when due, and (iii) if Peter Holst ceases to be the chief executive officer of the Company other than because of his death, and a qualified replacement, reasonably acceptable to a majority of the holders of the Series F Preferred Shares, is not appointed within thirty (30) business days. Upon a Triggering Event, the Default Rate is triggered. We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), maintenance of properties, and the transfer of assets, among other matters.

During the three and nine months ended September 30, 2025, 575 shares of Series F Preferred Stock were issued upon exercise of Preferred Warrants. During the three and nine months ended September 30, 2025, 780 and 970 shares of Series F Preferred Stock, plus accrued dividends of $20,000 and $39,000, respectively, were converted into 212,454 and 257,617 shares of Common Stock, respectively. There were no Series F Preferred Shares converted to Common Stock during the three and nine months ended September 30, 2026. As of September 30, 2026, 150 shares of Series F Preferred Stock and $34,000 of accrued dividends were outstanding.

Series F Preferred Stock transactions are summarized in the table below:

	Series F Preferred Stock Shares	Preferred Stock Dividends	Weighted Average Conversion Price	Common Shares Issued from Conversions
December 31, 2024 Balance	545	$29,000	$11.17	641,592
2025 Issuances	575	—		—
2025 Accrued Dividends	—	32,000		—
2025 Conversions	(970)	(39,000)	$3.77	257,617
December 31, 2025 Balance	150	22,000	$3.77	899,209
2026 Accrued Dividends	—	12,000		—
September 30, 2026 Balance	150	$34,000	$3.77	899,209

Series F Preferred Stock Warrants

The Preferred Warrants are exercisable for Series F Preferred Shares at an exercise price of $975. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalizations, or other similar transactions involving the Common Stock. For each Preferred Warrant exercised, the Investors shall receive Common Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock the Investors would receive if the Series F Preferred Shares issuable upon exercise of such Preferred Warrant were converted at the applicable Conversion Price.

The Preferred Warrants were initially set to expire three years from the date of issuance, or March 31, 2026, and are exercisable for cash. On March 31, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire May 15, 2026. On May 15, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire June 30, 2026. On June 30, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire September 30, 2026. On September 30, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire December 31, 2026.

During the three and nine months ended September 30, 2025, 575 Preferred Warrants were exercised at $975 per share, and 575 shares of Series F Preferred Shares were issued. The Company received gross and net proceeds of $561,000 and $516,000, respectively. No Preferred Warrants were exercised during the three and nine months ended September 30, 2026. As of September 30, 2026, 30,527 Preferred Warrants are issued and outstanding.

Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement

On May 28, 2026, the Company entered into the TLDA with Manako, under which Manako granted the Company a non-exclusive, non-transferable, sublicensable license to market, demonstrate, sell, and distribute Manako’s Score AI computer vision platform (the “Platform”) to enterprise customers in the United States and Canada (the “Territory”). The TLDA has an initial one-year term beginning May 28, 2026, which automatically renews for successive 12-month periods unless either party gives at least 60 days’ prior notice of non-renewal (such initial term together with any renewal terms, the "License Term"). The Platform is a computer vision technology that operates on Bittensor Subnet 44, an external, third-party-operated blockchain subnet not controlled by the Company or, following certain governance actions described below, entirely by Manako.

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

The commercial terms of the TLDA, including Manako’s obligation to make the Platform available and the Company’s obligation to pay the Revenue Share, did not become operative until the Company funded the SAFE investment described in Note 5 - Investment in Manako Labs Ltd. on the Commercial Commencement Date.

As of September 30, 2026, the Company has not recognized any revenue or associated Revenue Share cost of revenue under Customer Agreements entered into pursuant to the TLDA.

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

Note 11 - Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of Common Stock outstanding does not include any potentially dilutive securities or unvested restricted shares of Common Stock ("Restricted Stock").

Diluted net loss per share is computed by giving effect to all potential shares of Common Stock, including stock options, preferred stock, warrants, and unvested Restricted Stock, to the extent they are dilutive. For the three and nine months ended September 30, 2026, and 2025, all such Common Stock equivalents have been excluded from diluted net loss per share as the effect would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$1,543	$(2,290)	$(50)	$(3,567)
Less: preferred stock dividends	4	4	12	29
Net income (loss) attributable to common stockholders	$1,539	$(2,294)	$(62)	$(3,596)
Denominator:
Weighted-average number of shares of Common Stock for basic net loss per share	3,913,471	3,101,231	3,913,471	2,049,441
Basic net income (loss) attributable to common shareholders per share	$0.39	$(0.74)	$(0.02)	$(1.76)
Weighted-average number of shares of Common Stock for diluted net loss per share	3,913,471	3,101,231	3,913,471	2,049,441
Diluted net income (loss) attributable to common shareholders per share	$0.39	$(0.74)	$(0.02)	$(1.76)

The following table represents the potential shares of Common Stock that were excluded from the computation of diluted weighted-average number of shares for the nine months ended September 30, 2026, and 2025, because including them would have had an anti-dilutive effect:

	As of September 30,
	2026	2025
Common stock issuable upon conversion of Series F Preferred Stock (1)	48,911	44,747
Common stock issuable upon conversion of Preferred Warrants (2)	8,097,347	8,097,347
Common stock issuable upon exercise of warrants for Common Stock	2,202,467	2,808,728

(1)	Calculation assumes conversion of the stated value and accrued dividends of the Series F Preferred Stock into Common Stock at a conversion price of $3.77 per share.
(2)

Calculation assumes exercise of the Preferred Warrants for cash into Series F Preferred Stock and subsequent conversion of the Series F Preferred Stock into Common Stock at a conversion price of $3.77.

The Pre-Funded warrants are included in the weighted average shares outstanding.

Note 12 - Segment Reporting

The Company currently operates in three segments: (1) "Digital Assets", which represents the business surrounding the Company's treasury activity with Bittensor, (2) “Managed Services”, which represents the business surrounding managed services for video collaboration and network solutions, and (3) “Collaboration Products”, which represents the business surrounding the Company's Mezzanine™ product offerings. The Company continually evaluates its operations for changes in its segment activity. Although operations resulting from the Manako TLDA could become a separate segment in the future, its operations are currently reported in the Corporate or unallocated segment. Management will continue to evaluate the materiality of the operations and their impact on the Company for possible separation.

For the three and nine months ended September 30, 2026, and 2025, the chief operating decision maker ("CODM") for the three segments was Peter Holst, the Company's President and Chief Executive Officer. Management reviewed the information provided to the CODM and updated the presentation of that information, including Significant Segment Expenses ("SSEs").

Certain information concerning the Company’s segments for the three and nine months ended September 30, 2026, and 2025, is presented in the following tables (in thousands):

	Three Months Ended September 30, 2026
	2026	2025	% Change
Revenue
Digital Assets	$66	$97	(32)%
Managed Services	444	490	(9)%
Collaboration Products	3	14	(79)%
Consolidated	513	601	(15)%

Cost of revenues
Digital Assets	19	8	138%
Managed Services	268	345	(22)%
Collaboration Products	3	4	(25)%
Consolidated	290	357	(19)%

Gross Margin
Digital Assets	47	89	(47)%
Managed Services	176	145	21%
Collaboration Products	—	10	(100)%
Consolidated	223	244	(9)%

Operating expenses (1)
Digital Assets	16	89	(82)%
Corporate	678	957	(29)%
Consolidated	694	1,046	(34)%

Other income (expense), net (2)
Digital Assets	2,009	(1,517)	(232)%
Corporate	5	29	(83)%
Consolidated	2,014	(1,488)	(235)%
Net income (loss) before taxes	1,543	(2,290)	(167)%
Income tax expense	—	—	0%
Net income (loss)	$1,543	$(2,290)	(167)%

	Nine Months Ended September 30, 2026
	2026	2025	% Change
Revenue
Digital Assets	$257	$99	160%
Managed Services	1,280	1,495	(14)%
Collaboration Products	205	221	(7)%
Consolidated	1,742	1,815	(4)%

Cost of revenues
Digital Assets	31	9	244%
Managed Services	730	1,076	(32)%
Collaboration Products	14	10	40%
Consolidated	775	1,095	(29)%

Gross Margin
Digital Assets	226	90	151%
Managed Services	550	419	31%
Collaboration Products	191	211	(9)%
Consolidated	967	720	34%

Operating expenses (1)
Digital Assets	214	107	100%
Collaboration Products	7	—	100%
Corporate	2,617	2,790	(6)%
Consolidated	2,838	2,897	(2)%

Other income (expense), net (2)
Digital Assets	1,798	(1,486)	(221)%
Managed Services	—	(1)	(100)%
Corporate	24	104	(77)%
Consolidated	1,822	(1,383)	(232)%
Net loss before taxes	(49)	(3,560)	(99)%
Income tax expense	1	7	(86)%
Net loss	$(50)	$(3,567)	(99)%

(1)	Operating expenses related to our Digital Assets segment include cash and stock-based advisory fees; operating expenses for our Collaboration Products Segment include sales and marketing expenses; and corporate operating expenses include costs not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff; general liability and other insurance; professional fees; and similar corporate expenses.
(2)

Other income (expense) related to our Digital Assets segment includes unrealized gains and losses and realized losses; other expense related to Managed Services is interest expense; and corporate other income, net includes interest income and expense.

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

	Three Months Ended September 30, 2026
	Digital Assets	Managed Services	Collaboration Products	Total

Revenue
Digital Assets	$66	$—	$—	$66
Network Services	—	409	—	409
Video Collaboration	—	5	3	8
Professional and other services	—	30	—	30
Total revenue	66	444	3	513

Significant Segment Expenses
Labor and labor-related (1)	—	70	—	70
Digital asset transaction fees	19	—	—	19
Advisory fees	16	—	—	16
Circuit and network cost of revenue	—	198	3	201
Unrealized net gain on digital asset revaluation	(2,484)	—	—	(2,484)
Realized net loss on sale of digital assets	475	—	—	475
Segment net profit	$2,040	$176	$—	$2,216
Segment net profit margin %	3,091%	40%	0%

Unallocated (income) expense
Corporate expenses (3)				673
Amortization expense				5
Interest income				(5)
Income before income tax expense				$1,543

	Nine Months Ended September 30, 2026
	Digital Assets	Managed Services	Collaboration Products	Total

Revenue
Digital Assets	$257	$—	$—	$257
Network Services	—	1,214	—	1,214
Video Collaboration	—	31	205	236
Professional and other services	—	35	—	35
Total revenue	257	1,280	205	1,742

Significant Segment Expenses
Labor and labor-related (1)	—	215	7	222
Digital asset transaction fees	31	—	—	31
Advisory fees	48	—	—	48
Stock-based expense	166	—	—	166
Circuit and network cost of revenue	—	515	14	529
Unrealized net gain on digital asset revaluation	(2,387)	—	—	(2,387)
Realized net loss on sale of digital assets	589	—	—	589
Segment profit	$1,810	$550	$184	$2,544
Segment profit margin %	704%	43%	90%

Unallocated (income) expense
Corporate expenses (3)				2,610
Amortization expense				7
Interest income				(24)
Loss before income tax expense				$(49)

	Three Months Ended September 30, 2025
	Digital Assets	Managed Services	Collaboration Products	Total

Revenue
Digital Assets	$97	$—	$—	$97
Network Services	—	477	—	477
Video Collaboration	—	10	14	24
Professional and other services	—	3	—	3
Total revenue	97	490	14	601

Significant Segment Expenses
Labor and labor-related (1)	—	65	—	65
Circuit and network cost of revenue	—	281	6	287
Digital asset transaction fees	8	—	—	8
Advisory fees	23	—	—	23
Stock-based expense	84	—	—	84
Unrealized net loss on digital asset revaluation	1,517	—	—	1,517
Segment (loss) profit	$(1,535)	$144	$8	$(1,383)
Segment profit margin %	(1,582)%	29%	57%

Unallocated (income) expense
Corporate expenses (3)				936
Interest income				(29)
Loss before income tax expense				$(2,290)

	For the Nine Months Ended September 30, 2025
	Digital Assets	Managed Services	Collaboration Products	Total

Revenue
Digital Assets	$99	$—	$—	$99
Network Services	—	1,457	—	1,457
Video Collaboration	—	28	221	249
Professional and other services	—	10	—	10
Total revenue	99	1,495	221	1,815

Significant Segment Expenses
Labor and labor-related (1)	—	197	13	210
Digital asset transaction fees	9	—	—	9
Circuit and network cost of revenue	—	879	19	898
Unrealized net loss on digital asset revaluation	1,486	—	—	1,486
Bad debt recovery	—	—	(18)	(18)
Advisory fees	23	—	—	23
Stock-based expense	84	—	—	84
Other segment items (2)	—	1	—	1
Segment (loss) profit	$(1,503)	$418	$207	$(878)
Segment profit margin %	(1,518)%	28%	94%

Unallocated (income) expense
Corporate expenses (3)				2,786
Interest income				(104)
Loss before income tax expense				$(3,560)

(1)	Includes direct labor costs (including sales and marketing costs), employment taxes, employee benefits, workers’ compensation, and office expenses.
(2)	Other segment items include other income and expenses, net, interest expense, certain professional services, and miscellaneous taxes and fees.
(3)	Represents general and administrative costs, less the amounts allocated to the segments for labor and benefits, general liability insurance, professional services, property taxes, and interest income.

For the three and nine months ended September 30, 2026, and 2025, no material revenue was attributable to any individual foreign country, and all foreign revenue is billed in US dollars. Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Domestic	$268	$289
Foreign	245	312
	$513	$601

	Nine Months Ended September 30,
	2026	2025
Domestic	$973	$862
Foreign	769	953
	$1,742	$1,815

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to the Company's most significant or several of its smaller customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

Concentration of consolidated revenues was as follows:

		Three Months Ended September 30,
		2026	2025
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	81%	80%

		Nine Months Ended September 30,
		2026	2025
	Segment	% of Revenue	% of Revenue
Customer A	Managed Services	71%	81%

Staking rewards on the Company's digital assets made up 13% and 15% of the Company's consolidated revenue for the three and nine months ended September 30, 2026, respectively.

Concentration of consolidated accounts receivable was as follows:

		As of September 30,
		2026	2025
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Managed Services	100%	4%
Customer B	Collaboration Products	—%	25%
Customer C	Collaboration Products	—%	40%
Customer D	Managed Services	—%	31%

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

Lock-up and resale restrictions. In connection with the TLDA, Manako agreed to a lock-up period with respect to the shares underlying the Closing Warrant (and any shares underlying the Tranche A Warrants and Tranche B Warrants) ending on the later of six months after issuance or the effective date of the registration statement described above, followed by 24 months of post-lock-up trading restrictions, including a daily volume cap of 10% of average trading volume, a price floor of 120% of the applicable exercise price, and three trading days’ advance notice of sales, subject to customary carve-outs for block trades, permitted affiliate transfers, change-of-control transactions, and Rule 10b5-1 plans. The Company considered this transfer restriction in estimating the grant-date fair value of the Closing Warrant as a marketability discount, consistent with ASC 820-10-35, rather than as a separate unit of account.

Contingent warrants. As described in Note 8 - Capital Stock, the Company may become obligated to issue up to 200,000 additional warrants to Manako (100,000 Tranche A Warrants at $4.50 per share and 100,000 Tranche B Warrants at $5.50 per share) in connection with potential advisory services related to a Company-operated Bittensor subnet. Issuance of these warrants is contingent on the Company’s discretionary decision to pursue that initiative, execution of a statement of work defining Manako’s advisory obligations, and satisfaction of related performance milestones. No liability or equity has been recognized for these contingent warrants as of September 30, 2026.

Indemnification. The TLDA contains mutual indemnification obligations customary for arrangements of this type, subject in each direction to an aggregate liability cap generally equal to two times the amounts paid or payable under the TLDA (subject to certain carve-outs, including for a Manako indemnification obligation related to certain regulatory filing exposure). The Company has not recorded a liability for these indemnification obligations as of September 30, 2026, as no claims have been asserted and no loss is probable and estimable.

Right of first refusal / post-termination distribution rights. Following expiration or termination of the TLDA (other than termination by Manako for cause), the Company’s distribution rights terminate, but it retains a right of first refusal on new Territory business opportunities for a period of 12 to 18 months, depending on cumulative Net Revenue generated during the License Term, together with a post-termination continuation license (up to 24 months) to service existing Customer Agreements and a 12-month transition period. These provisions do not currently give rise to a recognizable asset or liability.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “TaoWeave,” the “Company,” and similar terms refer to TaoWeave, Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Report. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements that reflect the Company’s current expectations, the actual outcomes of which involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Report, in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026 (the “2026 Quarterly Reports”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”).

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

In addition to the critical accounting estimates described in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report, the transaction with Manako Labs Ltd ("Manako") introduced the following estimates during the current period:

Investment in Manako. Because Manako is a private company and no readily determinable fair value exists for our SAFE investment (as defined below), we account for it under the measurement alternative in ASC 321-10-35-2, at cost of $1.0 million, less impairment, if any, adjusted for any observable price changes in orderly transactions for identical or similar Manako securities. Determining whether an impairment indicator exists and the amount of any impairment or upward adjustment requires significant judgment, including with respect to Manako’s cash runway, the continued operation of Bittensor Subnet 44, and the occurrence of any future Manako financing transactions that could serve as observable price inputs. We reassess this investment for observable price changes and impairment indicators each reporting period.

Valuation of the Closing Warrant and useful life of the related intangible asset. We measured the Closing Warrant (as defined below) issued to Manako at its grant-date fair value of $60,000 using the Black-Scholes option-pricing model, which requires management to select assumptions for expected volatility, the risk-free interest rate, and the expected term. We capitalized this amount as an intangible commercialization and licensing rights asset because it represents consideration for a multi-period contractual right rather than a currently consumed good or service, and we are amortizing it on a straight-line basis over an estimated three-year useful life — the low end of the two-to-seven-year range of the underlying License Term (as defined below) and renewal expectations — reflecting management’s judgment that a conservative estimate is appropriate given that this is our first arrangement of this kind. A change in the estimated useful life, or a determination that the asset is impaired, would affect the timing and amount of amortization expense recognized in future periods.

Principal versus agent determination. We evaluated our role in customer agreements entered into under the TLDA (as defined below) and concluded we act as principal, based on our control over pricing (within Manako’s pricing floor), primary responsibility for customer fulfillment and first-level support, and discretion in setting price, in accordance with ASC 606-10-55-36 through 55-40. This conclusion required judgment, and a different conclusion would result in Net Revenue (as defined below) being presented net of the Revenue Share (as defined below) rather than gross, with a corresponding decrease in both revenue and cost of revenue but no effect on gross profit or net loss.

Overview

We are a public company focused on the Bittensor ecosystem, a decentralized, open-source protocol that coordinates the development and deployment of artificial intelligence (“AI”) models. Our principal asset is TAO, Bittensor’s native cryptocurrency, which we accumulate and stake on the Bittensor network to generate yield in the form of additional TAO tokens. Our goal is to provide public-market investors with economic exposure to the Bittensor ecosystem.  As of September 30, 2026, we held approximately 12,519 TAO tokens valued at $3.8 million, with BitGo Trust Company, Inc. (“BitGo”) and the Kraken exchange (“Kraken”, and together with BitGo, the “TAO Custodians”). All of our TAO is staked through our TAO Custodians.

The Company also plans to build an AI commercialization platform focused on identifying, investing in, and scaling emerging AI technologies, including our partnership with Manako (see further discussion below).

The Company is also operating legacy businesses, including managed services for network solutions and video collaboration, as well as collaboration products.

The Company currently operates in three segments: (1) "Digital Assets", which represents the business surrounding our treasury activity with Bittensor, (2) “Managed Services”, which represents the business surrounding managed services for video collaboration and network solutions, and (3) “Collaboration Products”, which represents the business surrounding our Mezzanine™ product offerings.

Our Cryptocurrency Asset Strategy

Our current primary cryptocurrency activity is accumulating and staking TAO, and we allocate substantial portions of our available cash to purchase TAO. As of September 30, 2026, and December 31, 2025, approximately 46% and 66% of our total assets (including cash) were held in TAO, respectively. We intend to continue allocating substantial portions of our excess cash to TAO without a formal cap on the percentage of assets invested. While our strategy is to accumulate and hold TAO over the long term, we may, from time to time, sell a portion of our TAO holdings to fund operating expenses or otherwise manage the Company's cash and liquidity position. The amount and timing of future sales will depend on our operating cash needs, prevailing TAO market prices, and our assessment of market liquidity conditions at the time. During the three and nine months ended September 30, 2026, we sold 11,103.62 and 15,062.85 TAO tokens, respectively, for this purpose. See Note 3 - Digital Assets for further details.

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

We have also been evaluating opportunities to participate more directly in the Bittensor network, including potential investments in or partnerships with teams operating subnets on the platform. During 2025, and through the date of this Report, we conducted due diligence on a number of subnet projects to assess their viability, technology, and potential alignment with our strategy. This diligence led to the Company's partnership and investment in Manako, discussed below.

Manako Labs, Ltd.

On May 28, 2026, we entered into a Technology License and Distribution Agreement (the “TLDA”) with Manako, a company organized under the laws of England and Wales that owns and operates the Score AI computer vision platform on Bittensor Subnet 44 (the “Platform”). Under the TLDA, Manako granted us a non-exclusive, non-transferable, sublicensable license to market, demonstrate, sell, and distribute the Platform to enterprise customers in the United States and Canada (the “Territory”) during an initial one-year term that automatically renews for successive 12-month periods unless either party gives at least 60 days’ prior notice of non-renewal (such initial term together with any renewal terms, the "License Term").

Concurrently with the TLDA, we entered into a Simple Agreement for Future Equity (the “SAFE”) pursuant to which we invested $1.0 million in Manako, and a related side letter agreement (the "SAFE Side Letter Agreement") providing us with certain information, key-person notice, and pro rata investment rights. The TLDA’s commercial terms, including Manako’s platform-availability obligations and our revenue-share payment obligations, did not become operative until we funded the full SAFE investment amount, which occurred on May 29, 2026 (the “Commercial Commencement Date”). In consideration of the rights granted under the TLDA, on the Commercial Commencement Date we issued Manako a warrant to purchase up to 100,000 shares of the Company's common stock, par value $0.0001 per share ("Common Stock") at an exercise price of $3.41 per share, exercisable through November 29, 2027 (the “Closing Warrant”). We may also become obligated to issue Manako up to an additional 200,000 warrants (100,000 at a $4.50 exercise price and 100,000 at a $5.50 exercise price) in connection with potential advisory support for a prospective Company-operated Bittensor subnet. Issuance of those warrants is contingent on the execution of a statement of work that is not yet in place and on our discretionary decision to pursue that initiative, and no obligation to issue those warrants has been incurred as of September 30, 2026.

We believe the Manako arrangement provides us with access to computer vision platform technology that we can commercialize with our existing enterprise customer base in the Territory, in exchange for a certain percentage of revenue share (the "Revenue Share") on the net revenue we generate from Platform customers ("Net Revenue"). The Company plans to commercialize Manako’s platform in the Territory under the TLDA in 2027.

New Developments Regarding the Investment in Manako

During the three months ended September 30, 2026, Manako has gone live commercially with Avia Thévenin-Ducrot, a fuel retail group operating Avia stations in France. Manako’s Vision Agents now run around the clock across a first wave of 124 unmanned Avia Xpress stations, and Avia Thévenin-Ducrot has named Manako its lead Physical AI design partner. For TaoWeave, this deployment demonstrates that Physical AI delivers real results across a live enterprise network, that an enterprise operator has committed to the platform commercially, and that it can be brought online quickly while meeting the privacy and security standards of a European enterprise operator.

Mezzanine™ Product Offerings

Our product is called Mezzanine™, a family of turnkey solutions that enable dynamic and immersive visual collaboration across multiple users, screens, devices, and locations. Historically, customers used Mezzanine™ products in traditional office and operating center environments such as conference rooms or other presentation spaces. Sales of our Mezzanine™ product have been adversely affected during the last several years by the commercial response to the COVID-19 pandemic and its aftermath. We have not invested in research and development or sales and marketing for our Mezzanine™ product in recent years.  Given the declines in sales, we announced the end of life for Mezzanine™ in December 2025. We expect no future product revenue from Mezzanine™ and only minor maintenance revenue for the remainder of 2026.

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

Results of Operations

Three Months Ended September 30, 2026 (the “2026 Third Quarter”), compared to the Three Months Ended September 30, 2025 (the “2025 Third Quarter”)

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the 2026 Third Quarter and the 2025 Third Quarter (in thousands):

	Three Months Ended September 30, 2026
	2026	2025	% Change
Revenue
Digital Assets	$66	$97	(32)%
Managed Services	444	490	(9)%
Collaboration Products	3	14	(79)%
Consolidated	513	601	(15)%

Cost of revenues
Digital Assets	19	8	138%
Managed Services	268	345	(22)%
Collaboration Products	3	4	(25)%
Consolidated	290	357	(19)%

Gross Margin
Digital Assets	47	89	(47)%
Managed Services	176	145	21%
Collaboration Products	—	10	(100)%
Consolidated	223	244	(9)%

Operating expenses (1)
Digital Assets	16	89	(82)%
Corporate	678	957	(29)%
Consolidated	694	1,046	(34)%

Other income (expense), net (2)
Digital Assets	2,009	(1,517)	(232)%
Corporate	5	29	(83)%
Consolidated	2,014	(1,488)	(235)%
Net income (loss) before taxes	1,543	(2,290)	(167)%
Income tax expense	—	—	0%
Net income (loss)	$1,543	$(2,290)	(167)%

(1)	Operating expenses related to our Digital Assets segment include cash and stock-based advisory fees; and corporate operating expenses include costs not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff; general liability and other insurance; professional fees; and similar corporate expenses.
(2)	Other income (expense) related to our Digital Assets segment includes unrealized gains and losses and realized losses; and corporate other income, net includes interest income and expense.

Revenue. Total revenue was $513,000 and $601,000 for the 2026 Third Quarter and the 2025 Third Quarter, respectively, a decrease of $88,000 or 15%. The decrease was driven by reductions in revenue from Managed Services, Collaboration Products, and Digital Asset staking. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended September 30,
	2026	% of Revenue	2025	% of Revenue
Revenue: Digital Assets
Total Digital Assets revenue	$66	13%	$97	16%

Revenue: Managed Services
Network services	$409	80%	$477	79%
Video collaboration	5	1%	10	2%
Professional and other services	30	6%	3	0%
Total Managed Services revenue	$444	87%	$490	82%

Revenue: Collaboration Products
Visual collaboration product offerings	$3	1%	$14	2%

Total revenue	$513	100%	$601	100%

Digital Assets

Digital Assets revenue was $66,000 and $97,000 for the 2026 Third Quarter and 2025 Third Quarter, respectively. The revenue was entirely comprised of TAO staking rewards.

•	During the three months ended September 30, 2026, and 2025, we earned 347.26 and 273.84 TAO tokens, respectively, through staking, or $66,000 and $97,000 in revenue, respectively.

•	In exchange for staking TAO on the Bittensor blockchain network, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. This award is remitted in the validator node's native token (TAO) and is referred to as a staking reward. The Company’s staking reward received from delegating to a third-party validator node is proportional to the Company's staked digital assets relative to the total staked by all delegators to that node at that time. TAO token rewards earned from staking are calculated and distributed directly to the Company’s digital wallets by the blockchain networks as part of their consensus mechanisms.

Managed Services

Managed Services revenue was $444,000 and $490,000 for the 2026 Third Quarter and the 2025 Third Quarter, respectively, a decrease of $46,000, or 9%. The decrease was primarily attributable to:

•	Decrease in revenue for network services; mainly attributable to disconnects at certain customer locations.

•	In the 2026 Third Quarter, one customer accounted for 93% of Managed Services revenue. In the 2025 Third Quarter, this customer accounted for 99% of Managed Services revenue.

Collaboration Products

Collaboration Products revenue was $3,000 and $14,000 for the 2026 Third Quarter and the 2025 Third Quarter, respectively, a decrease of $11,000, or 79%. This decrease was due to the December 2025 end-of-life announcement for Mezzanine™ products. We expect no product revenue and only minor maintenance revenue for the remainder of 2026.

Cost of Revenue. Total cost of revenue was $290,000 and $357,000 for the 2026 Third Quarter and the 2025 Third Quarter, respectively, a decrease of $67,000, or 19%. Cost of revenue includes all internal and external costs related to the delivery of revenue, including taxes billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended September 30,
	2026	2025
Cost of Revenue
Digital Assets	$19	$8
Managed Services	268	345
Collaboration Products	3	4
Total cost of revenue	$290	$357

Digital Assets

The Digital Assets segment recorded a cost of revenue of $19,000 and a gross profit of $47,000, or 71%, for the 2026 Third Quarter. For the 2025 Third Quarter, the Company recorded cost of revenue of $8,000 and gross profit of $89,000, or 92%. Cost of revenue for digital assets consists of custodian fees and advisor fees on the Company’s staked digital assets.

Managed Services

The Managed Services segment recorded a cost of revenue of $268,000 and $345,000 for the 2026 Third Quarter and the 2025 Third Quarter, respectively, a decrease of $77,000, or 22%. The Managed Services segment recorded a gross profit of $176,000 and $145,000, or 40% and 30% of segment revenue, for the 2026 Third Quarter and the 2025 Third Quarter, respectively. The increase in gross margin was primarily due to reduced personnel expenses for the 2026 Third Quarter.

Collaboration Products

The Collaboration Products segment recorded a cost of revenue of $3,000 and $4,000 for the 2026 Third Quarter and the 2025 Third Quarter, respectively, a decrease of $1,000. The Collaboration Products segment recorded a gross profit percentage of $0 and $10,000, or 0% and 71% of segment revenue, for the 2026 Third Quarter and the 2025 Third Quarter, respectively. The decrease in gross margin is mainly attributable to a quarter-over-quarter reduction in revenue.

Operating expenses are presented in the following table (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$—	$3	$(3)	(100)%
Sales and marketing	—	—	—	0%
General and administrative	694	1,043	(349)	(33)%
Total operating expenses	$694	$1,046	$(352)	(34)%

General and Administrative Expenses. General and administrative expenses were $694,000 and $1,043,000 for the 2026 Third Quarter and the 2025 Third Quarter, respectively, a decrease of $349,000, or 33%. General and administrative expenses include direct corporate expenses and personnel costs in the various corporate support categories, including executive, finance and accounting, legal, human resources, and information technology. The decrease is primarily attributable to lower franchise taxes, lower stock-based expense, and lower professional service fees.

Loss from Operations. The Company recorded operating losses of $471,000 and $802,000 for the 2026 Third Quarter and the 2025 Third Quarter, respectively, a decrease of $331,000, or 41%. This decrease was mainly attributable to a $352,000 decrease in total operating expenses, partially offset by a $21,000 decrease in gross profit.

Other (Expense) Income, Net. Other income, net, was $2,014,000 for the 2026 Third Quarter and other expense, net, was $1,488,000 for the 2025 Third Quarter, an increase of $3,502,000. The increase was primarily driven by $2,484,000 in unrealized gains, partially offset by $475,000 in realized losses on the Company’s digital assets during the 2026 Third Quarter. Other expense, net for the 2025 Third Quarter was primarily composed of an unrealized loss of $1,517,000 on the Company's digital assets, partially offset by $29,000 in interest income from the Company’s cash accounts.

Results of Operations

Nine Months Ended September 30, 2026, compared to the Nine Months Ended September 30, 2025

The following table summarizes the key income statement components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the nine months ended September 30, 2026 and the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30, 2026
	2026	2025	% Change
Revenue
Digital Assets	$257	$99	160%
Managed Services	1,280	1,495	(14)%
Collaboration Products	205	221	(7)%
Consolidated	1,742	1,815	(4)%

Cost of revenues
Digital Assets	31	9	244%
Managed Services	730	1,076	(32)%
Collaboration Products	14	10	40%
Consolidated	775	1,095	(29)%

Gross Margin
Digital Assets	226	90	151%
Managed Services	550	419	31%
Collaboration Products	191	211	(9)%
Consolidated	967	720	34%

Operating expenses (1)
Digital Assets	214	107	100%
Collaboration Products	7	—	100%
Corporate	2,617	2,790	(6)%
Consolidated	2,838	2,897	(2)%

Other income (expense), net (2)
Digital Assets	1,798	(1,486)	(221)%
Managed Services	—	(1)	(100)%
Corporate	24	104	(77)%
Consolidated	1,822	(1,383)	(232)%
Net loss before taxes	(49)	(3,560)	(99)%
Income tax expense	1	7	(86)%
Net loss	$(50)	$(3,567)	(99)%

(1)	Operating expenses related to our Digital Assets segment include cash and stock-based advisory fees; operating expenses for our Collaboration Products Segment include sales and marketing expenses; and corporate operating expenses include costs not specific to a particular segment but are general to the group. These include expenses for administrative, information technology, and accounting staff; general liability and other insurance; professional fees; and similar corporate expenses.
(2)

Other income (expense) related to our Digital Assets segment includes unrealized gains and losses and realized losses; other expense related to Managed Services is interest expense; and corporate other income, net includes interest income and expense.

Revenue. Total revenue was $1,742,000 and $1,815,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, a decrease of $73,000 or 4%. The decrease was driven by a $215,000 decline in Managed Services revenue, partially offset by a $158,000 increase in Digital Asset staking revenue, a new revenue stream that commenced in the second half of fiscal year 2025. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Nine Months Ended September 30,
	2026	% of Revenue	2025	% of Revenue
Revenue: Digital Assets
Total Digital Assets revenue	$257	15%	$99	5.5%

Revenue: Managed Services
Network services	$1,214	70%	$1,457	80%
Video collaboration	31	2%	28	2%
Professional and other services	35	2%	10	1%
Total Managed Services revenue	$1,280	73%	$1,495	82%

Revenue: Collaboration Products
Visual collaboration product offerings	$205	12%	$221	12%

Total revenue	$1,742	100%	$1,815	100%

Digital Assets

Digital Assets revenue was $257,000 and $99,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, an increase of $158,000 or 160%. The Company began investing in digital assets in June 2025. Digital Asset revenues are entirely comprised of TAO staking rewards.

•

During the nine months ended September 30, 2026, we earned 1,076.23 TAO tokens through staking, or $257,000 in revenue. During the nine months ended September 30, 2025, we earned 280.41 TAO tokens through staking, or $99,000 in revenue. The increase is due to more tokens being staked for a longer period in 2026 than in 2025.

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

Managed Services

Managed Services revenue was $1,280,000 and $1,495,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, a decrease of $215,000, or 14%. The decrease was primarily due to lower revenue from network services, driven by disconnects at certain customer locations.

In the nine months ended September 30, 2026, one customer accounted for 93% of Managed Services revenue. In the nine months ended September 30, 2025, this customer accounted for 99% of Managed Services revenue.

Collaboration Products

Collaboration Products revenue was $205,000 and $221,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, a decrease of $16,000, or 7%. As discussed above, we announced the end of life for Mezzanine™ in 2025, and we expect no product revenue from Mezzanine™ products and only minor maintenance revenue for the remainder of 2026.

Cost of Revenue. Total cost of revenue was $775,000 and $1,095,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, a decrease of $320,000, or 29%. Cost of revenue includes all internal and external costs related to the delivery of revenue, including taxes billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cost of Revenue
Digital Assets	$31	$9
Managed Services	730	1,076
Collaboration Products	14	10
Total cost of revenue	$775	$1,095

Digital Assets

The Digital Assets segment recorded a cost of revenue of $31,000 and a gross profit of $226,000, or 88%, for the nine months ended September 30, 2026. Cost of revenue for the nine months ended September 30, 2025 was $9,000 and gross profit was $90,000, or 91%. Cost of revenue for digital assets consists of custodian fees and advisor fees on the Company’s staked digital assets and varies in proportion to our staked assets over the period. Cost of revenue for the nine months ended September 30, 2026 also included exchange commission on the sale of digital assets. The period-over-period increase in costs of $22,000, or 244%, is related to our increase in revenue, as more tokens were staked for longer periods in 2026 than in 2025, and we did not incur any sales commissions in 2025.

Managed Services

The Managed Services segment recorded a cost of revenue of $730,000 and $1,076,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, a decrease of $346,000, or 32%. The Managed Services segment recorded a gross profit percentage of 43% and 28% for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively. The increase in gross margin was primarily due to reduced personnel expenses for the nine months ended September 30, 2026.

Collaboration Products

The Collaboration Products segment recorded a cost of revenue of $14,000 and $10,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, an increase of $4,000. The Collaboration Products segment recorded a gross profit percentage of 93% and 95% for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively.

Operating expenses are presented in the following table (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$—	$8	$(8)	(100)%
Sales and marketing	7	14	(7)	(50)%
General and administrative	2,831	2,875	(44)	(2)%
Total operating expenses	$2,838	$2,897	$(59)	(2)%

Research and Development. Research and development expenses were $8,000 for the nine months ended September 30, 2025, and there were no such expenses for the nine months ended September 30, 2026. Research and development expenses include internal and external costs related to developing features and enhancements to existing product offerings.

Sales and Marketing Expenses. Sales and marketing expenses were $7,000 and $14,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, a decrease of $7,000, or 50%. The decrease is primarily attributable to reduced personnel expenses during the nine months ended September 30, 2026.

General and Administrative Expenses. General and administrative expenses were $2,831,000 and $2,875,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, a decrease of $44,000, or 2%. General and administrative expenses include direct corporate expenses and personnel costs in the various corporate support categories, including executive, finance and accounting, legal, human resources, and information technology. The decrease is primarily attributable to the recovery of an accrual for franchise tax, partially offset by higher professional service fees, stock-based expense, and insurance expenses, driven by the transition into the digital asset space.

Loss from Operations. The Company recorded operating losses of $1,871,000 and $2,177,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, an improvement of $306,000, or 14%. The improvement was mainly attributable to a $247,000 increase in gross profit and a $59,000 decrease in total operating expenses.

Other (Expense) Income, Net. Other income, net, was $1,822,000 for the nine months ended September 30, 2026, and other expense, net, was $1,383,000 for the nine months ended September 30, 2025, an increase of $3,205,000. The increase was primarily driven by $2,387,000 of unrealized gains, partially offset by $589,000 of realized losses on the Company’s digital assets during the nine months ended September 30, 2026, and reduced interest income of $79,000 period over period. Other expense for the nine months ended September 30, 2025 was primarily comprised of an unrealized loss of $1,486,000 on the Company's digital assets, partially offset by $103,000 in interest income related to the Company’s cash accounts.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the Condensed Consolidated Financial Statements for the periods presented.

Liquidity and Capital Resources

As of September 30, 2026, we had $3,027,000 in cash and cash equivalents, $3,764,000 in digital assets, and working capital of $5,975,000. For the nine months ended September 30, 2026, we recorded a net loss of $50,000, and we used $1,903,000 of net cash in operating activities.

Investing activities generated $2,672,000 of net cash for the nine months ended September 30, 2026, consisting of proceeds from the sale of digital assets of $4.2 million, partially offset by purchases of digital assets of $0.5 million and the $1.0 million investment in Manako. While our long-term strategy is to accumulate and hold TAO, we expect to continue to sell portions of our TAO holdings from time to time to fund operating expenses and manage our cash and liquidity position. The amount and timing of future sales will depend on our operating cash needs, prevailing TAO market prices, and our assessment of market liquidity conditions at the time. However, in practice, our ability to convert TAO to cash depends on available market liquidity on the exchanges where TAO trades, and we have not entered into any committed credit facilities or other arrangements that would provide liquidity independent of our digital asset holdings. TAO prices are highly volatile and could decline significantly from current levels, which would reduce the fair value of our holdings and potentially impair our ability to fund operations through digital asset sales without depleting our token position at unfavorable prices

During the nine months ended September 30, 2026, we used $1.0 million of cash to fund our investment in Manako under the SAFE, which we have classified as an investing activity. This investment did not affect our results of operations, other than through any future impairment we may be required to recognize (see “Critical Accounting Estimates” above). The issuance of the Closing Warrant to Manako was a non-cash financing transaction; we recognized $60,000 of additional paid-in capital, offset by a corresponding increase in intangible assets, with no cash impact.

Our TLDA and SAFE-related commitments over the next twelve months include: (i) filing a resale registration statement on Form S-3 (or other available form) covering the shares underlying the Closing Warrant no later than November 24, 2026 (180 days after May 28, 2026), and using commercially reasonable efforts to cause it to become and remain effective; (ii) our ongoing obligation to pay Manako the Revenue Share on Net Revenue generated under Territory customer agreements, which will increase our cost of revenue as our Manako-related sales activity grows, but which is contingent on, and proportionate to, revenue we generate; and (iii) our right, but not obligation, to make an additional equity investment in Manako’s next priced equity financing round pursuant to our pro rata rights under the SAFE Side Letter Agreement. None of these commitments currently requires the use of cash beyond amounts already funded, other than usual-course legal and registration-related costs and the contingent Revenue Share described above.

We do not currently anticipate that the Manako transaction will have a material adverse effect on our short-term or long-term liquidity, although our ability to realize the expected commercial benefits of the TLDA depends on factors outside our control, including the continued availability and operation of the Bittensor Subnet 44 network on which the Platform operates. Under the TLDA, a “Subnet Disruption Event” includes the suspension or material reduction of network emissions to Subnet 44, adverse governance actions affecting Subnet 44, deregistration or forced migration of Subnet 44, or material disruption to the arrangements between Manako and the other parties that operate or support Subnet 44. During any Subnet Disruption Event, Manako’s platform-availability obligations and our Revenue Share payment obligations are suspended, and if a Subnet Disruption Event continues for more than 20 consecutive days, we may terminate the TLDA immediately upon written notice. See Note 10 - Revenue Recognition - Manako Technology License and Distribution Agreement for further information.

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

Outstanding warrants to purchase shares of Common Stock, as of September 30, 2026, are presented below. The capitalized terms used in the table are defined below.

Issue Date and Description	Warrants Outstanding	Exercise Price	Expiration Date
Q1 2023 - Common Warrants	1,206,049	$3.41	Q3 2028
Q1 2023 - Placement Agent Warrants	153,470	$3.41	Q3 2028
Q2 2024 - Common Warrants	390,959	$3.41	Q4 2029
Q2 2025 - Advisor Warrants	100,000	$3.77	Q2 2028
Q2 2025 - 2025 Placement Agent Warrants	99,470	$4.71	Q2 2030
Q2 2025 - Pre-Funded Warrants (1)	36,252	$3.77	Q2 2030
Q3 2025 - Common Warrants	152,519	$3.77	Q3 2030
Q2 2026 - Closing Warrant	100,000	$3.41	Q4 2027
	2,238,719

(1)	The exercise price for the Pre-Funded Warrants was paid upon issuance of the Pre-Funded Warrants. The exercise of the Pre-Funded Warrants will not result in additional proceeds to the Company.

Common Stock Warrants and 2023 Placement Agent Warrants

On March 30, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement (the “2023 Private Placement”) (i) 6,550 shares of our newly designated Series F Preferred Stock, $0.0001 par value per share (the “Series F Preferred Stock”), (ii) preferred warrants (the “Preferred Warrants”) to acquire 32,750 shares of Series F Preferred Stock, and (iii) common warrants (“Common Warrants”) to acquire up to 95,764 shares of Common Stock.

In connection with the 2023 Private Placement, pursuant to an engagement letter dated March 30, 2023 (the "Engagement Letter"), between the Company and Dawson James Securities, Inc. (the “2023 Placement Agent”), the Company agreed to (i) pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the 2023 Private Placement, and (ii) grant to the Placement Agent warrants (the “2023 Placement Agent Warrants”) to purchase 7,663 shares of Common Stock.

On March 31, 2023, the Company issued the Common Warrants and the 2023 Placement Agent Warrants to purchase an aggregate of 103,427 shares of Common Stock. The Common Warrants and 2023 Placement Agent Warrants have a term of 5 years, commencing six months and one day from the date of issuance, and are currently exercisable for $3.41 per share. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination, recapitalization, or other similar transactions involving the Common Stock, and subject to price-based adjustment on a full ratchet basis in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price for the Common Warrants (subject to certain exceptions). The Common Warrants and 2023 Placement Agent Warrants are exercisable for cash, provided that if there is no effective registration statement available permitting the resale of the common shares, they may be exercised on a cashless basis. Exercise of the Common Warrants and 2023 Placement Agent Warrants is subject to certain limitations, including a 4.99% beneficial ownership limitation.

During the years ended December 31, 2024 and 2025, 24,104 and 152,519 additional Common Warrants were issued, respectively, in accordance with the exercise provisions of the Preferred Warrants. These Common Warrants are exercisable at an exercise price of $3.41 and have a term of five years.

2025 Private Placement and Pre-Funded Warrants

On June 6, 2025, we entered into a securities purchase agreement, dated as of June 5, 2025 (the "2025 Purchase Agreement"), with certain accredited investors, pursuant to which we issued and sold, in a private placement (the "2025 Private Placement"), pre-funded warrants to acquire up to 1,989,392 shares of Common Stock (the "Pre-Funded Warrants") in exchange for gross proceeds of approximately $7.5 million. Net proceeds to the Company were approximately $6,888,000, after deducting placement agent fees of $375,000 and other offering expenses of $237,000 payable by the Company.

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

2025 Placement Agent Warrants

Dawson James again served as the Company’s exclusive Placement Agent in connection with the 2025 Private Placement, pursuant to the engagement letter, dated as of June 4, 2025, as amended, between the Company and Placement Agent (the “2025 Engagement Letter”). Pursuant to the 2025 Engagement Letter, the Company paid the Placement Agent (i) a total cash fee equal to 5% of the aggregate gross proceeds raised in the 2025 Private Placement and (ii) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. In addition, the Company issued to the Placement Agent or its designees warrants (the “2025 Placement Agent Warrants”) to purchase up to an aggregate of 99,470 shares of Common Stock. The 2025 Placement Agent Warrants are exercisable immediately upon issuance. The terms of the 2025 Placement Agent Warrants are substantially the same as those of the Pre-Funded Warrants, except that the 2025 Placement Agent Warrants will expire on June 10, 2030, are initially exercisable at a price of $4.71 per share of Common Stock, may only be exercised on a cashless basis if there is no effective registration statement registering the underlying shares, and in the event of a Fundamental Transaction as defined in the 2025 Placement Agent Warrants, warrant holders may require the Company to purchase the remaining unexercised portion of a 2025 Placement Agent Warrant for an amount equal to the Black-Scholes Value of that portion, as of the date of the Fundamental Transaction, unless the Fundamental Transaction is not within the Company’s control, as described in the Placement Agent Warrants. There is no established public trading market for the 2025 Placement Agent Warrants, and we do not intend to list the 2025 Placement Agent Warrants on any national securities exchange or nationally recognized trading system.

Advisor Warrants

On June 5, 2025, the Company issued warrants to acquire up to 100,000 shares of Common Stock (the "Advisor Warrants") to Brandon Sofer, our advisory agent (in such capacity, the "Advisory Agent"), in connection with the Advisory Agent's provision of certain treasury advisory services. The terms of the Advisor Warrants are identical to those of the 2025 Placement Agent Warrants, except that the Advisor Warrants will expire on June 5, 2028, are initially exercisable in part beginning on July 7, 2025 at a price of $3.77 per share of Common Stock, and vested in equal installments at a rate of 1/12th (8.33%) per month, beginning on the thirty-day anniversary of the issue date, for twelve months.

Manako Warrants

As described above, on May 29, 2026, the Company issued Manako the Closing Warrant to purchase up to 100,000 shares of Common Stock, at an exercise price of $3.41 per share. The Closing Warrant will expire on November 29, 2027. In connection with potential joint development of the Company’s own subnet on the Bittensor network, the Company may issue additional warrants to Manako as follows: (i) warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $4.50 per share, issuable upon the satisfaction of certain conditions (“Tranche A Warrants”), and (ii) warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $5.50 per share, issuable upon the achievement of certain milestones (“Tranche B Warrants” and together with the Closing Warrant and Tranche A Warrants, the “Manako Warrants”).

The exercise price of each Manako Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). There is no established public trading market for the Manako Warrants, and the Company does not intend to list the Manako Warrants on any national securities exchange or nationally recognized trading system. Manako may not exercise any portion of such Manako Warrants to the extent that they, together with any affiliates, would beneficially own more than 9.99%  of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company,  Manako may increase or decrease the beneficial ownership limitation, subject to a maximum of up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

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

Series F Preferred Stock Obligations

The terms of the Series F Preferred Stock are as set forth in the Certificate of Designations of Series F Preferred Stock of TaoWeave, Inc. (formerly known as Oblong, Inc.) (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on March 31, 2023. The 2023 Private Placement closed on March 31, 2023.

The shares of Series F Preferred Stock (the "Series F Preferred Shares") are convertible into fully paid and non-assessable shares of Common Stock at the election of the holder at any time at a current conversion price of $3.77 (the “Conversion Price”). The holders of the Series F Preferred Shares may also elect to convert their shares at an alternative conversion price equal to the lower of (i) 80% of the applicable Conversion Price as in effect on the date of the conversion, (ii) 80% of the closing price on the trading day immediately preceding the delivery of the conversion notice, and (iii) the greater of (a) the Floor Price (as defined in the Certificate of Designations) and (b) the quotient of (x) the sum of the five lowest Closing Bid Prices (as defined in the Certificate of Designations) for trading days in the 30 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable Conversion Notice, divided by (y) five. The Conversion Price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock and subject to price-based adjustment on a full ratchet basis in the event of any issuances of our common stock, or securities convertible, exercisable, or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

Under the Certificate of Designations, the Series F Preferred Shares have an initial stated value of $1,000 per share (the “Stated Value”). The holders of the Series F Preferred Shares are entitled to dividends of 9% per annum, which will be payable in arrears quarterly. Accrued dividends may be paid, at our option, in cash, and if not paid, shall increase the stated value of the Series F Preferred Shares. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series F Preferred Shares will accrue dividends at the rate of 20% per annum (the “Default Rate”). The Series F Preferred Shares have no voting rights, other than with respect to certain matters affecting the rights of the Series F Preferred Shares. On matters with respect to which the holders of the Series F Preferred Shares have a right to vote, holders of the Series F Preferred Shares will have voting rights on an as-converted basis.

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

As of September 30, 2026, there were 150 shares of Series F Preferred Stock issued and outstanding, and accrued dividends of $34,000.

Series F Preferred Stock Warrants

The Preferred Warrants are exercisable for Series F Preferred Shares at an exercise price of $975. The exercise price is subject to customary adjustments for stock splits, stock dividends, stock combination recapitalization, or other similar transactions involving the Common Stock. For each Preferred Warrant exercised, the Investors shall receive Common Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock the Investors would receive if the Series F Preferred Shares issuable upon exercise of such Preferred Warrant were converted at the applicable Conversion Price. The fair value of the Preferred Warrants was recorded within additional paid-in capital upon issuance.

The Preferred Warrants were set to expire three years from the date of issuance, or March 31, 2026, and are exercisable for cash. On March 31, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire May 15, 2026. On May 15, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire June 30, 2026. On June 30, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire September 30, 2026. On September 30, 2026, the Company and the Preferred Warrant holders agreed to extend the terms of the Preferred Warrants to expire on December 31, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions, and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our 2025 Annual Report, as supplemented by "Part II. Item 1A. Risk Factors" of our 2026 Quarterly Reports. Except as set forth below, there have been no material changes to these risks during the three months ended September 30, 2026. The risks described in the 2025 Annual Report and the 2026 Quarterly Reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

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

TAOWEAVE, INC.

November 13, 2026	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

November 13, 2026	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)